Form 10-K
period 1993-12-31
CONTINENTAL CABLEVISION INC
filed 1994-03-24
CIK 355069

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

(Mark One)
[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the Fiscal Year Ended December 31, 1993
                                      OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from        to
                Commission File Numbers 33-59806 and 33-65798


                        CONTINENTAL CABLEVISION, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                             04-2370836
        (State or other jurisdiction               (I.R.S. Employer
             of incorporation)                    Identification No.)
              The Pilot House
                Lewis Wharf
                 Boston, MA                              02110
  (Address of principal executive offices)            (Zip Code)

                              617-742-9500
          (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange on
            Title of each class                    which registered
                   None                                  None

    Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. N/A

The aggregate market value of the voting stock of the registrant held by non-affiliates is not applicable as no public market for the voting stock of the registrant exists.

The number of shares outstanding of the registrant's Common Stock as of March 21, 1994 was 4,560,455.

                        CONTINENTAL CABLEVISION, INC.

                         1993 FORM 10-K ANNUAL REPORT

                              Table of Contents

                                                                                                           Page
                                                     PART I
Item 1.        Business                                                                                       1
Item 2.        Properties                                                                                    11
Item 3.        Legal Proceedings                                                                             12
Item 4.        Submission of Matters to a Vote of Security Holders                                           12

                                                    PART II
Item 5.        Market for the Registrant's Common Stock and Related Stockholder Matters                      12
Item 6.        Selected Financial Data                                                                       13
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                                    14
Item 8.        Financial Statements and Supplementary Data                                                   19
Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          34

                                                    PART III
Item 10.       Directors and Executive Officers of the Registrant                                            34
Item 11.       Executive Compensation                                                                        36
Item 12.       Security Ownership of Certain Beneficial Owners and Management                                38
Item 13.       Certain Relationships and Related Transactions                                                41

                                                    PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                               41

                                    PART I

Item 1. Business.

(a) General Development of Business.
Continental Cablevision, Inc. (the "Company," which term, as used herein, includes its consolidated subsidiaries unless the context indicates otherwise) is the third largest cable television system operator in the United States based on its number of basic subscribers and that of its affiliates on December 31, 1993. The Company was organized in 1963 and, through its subsidiaries, has been providing basic and pay cable television services since its inception.

Developments in the Cable Television Business. During the year ended December 31, 1993, the Company's basic subscribers increased due to marketing of its basic and premium services and to line extensions within its existing franchise areas. The Company's revenues increased due to subscriber growth and an increase in monthly revenue per average basic subscriber, which included growth in ancillary revenue sources such as advertising and pay-per-view movies and events. (See "Description of Business--Service Charges; Alternate Sources of Revenues" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".)

Through its continuous deployment of advanced technology, the Company believes that it maintains technical standards among the highest in the cable television industry. As of December 31, 1993, the Company provided at least 54-channel capacity and addressable technology in Systems serving approximately 75% and 79% of its basic subscribers, respectively. Addressable technology enables the Company to electronically determine the services to be delivered to each subscriber. (See "Description of Business--Technological Developments".)

During the fiscal year ended December 31, 1993, the Company adjusted rates charged to customers for regulated services, realigned some channels and reconfigured its service offerings in order to comply with the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") and the regulations adopted by the Federal Communications Commission (the "FCC") to implement the 1992 Cable Act. The 1992 Cable Act significantly changed the regulatory framework under which cable television systems operate, including the oversight of certain rates charged to subscribers and carriage rules for certain broadcast stations.

The FCC's original rate regulations under the 1992 Cable Act were adopted on April 1, 1993 and went into effect on September 1, 1993. On February 22, 1994, after reconsideration, the FCC adopted a revised regulatory scheme with the purpose of further reducing the rates charged by cable television systems for regulated tiers of service. The final text of such rules has not yet been issued. In general, the regulations require that charges for cable television services (other than programming on a per-channel or per-program basis) be reduced to rates established either by application of FCC "benchmarks" or based upon a "cost-of-service" showing. The Company made permitted rate adjustments according to the original April 1, 1993 FCC benchmarks for Systems representing a majority of the Company's subscribers. (See "Description of Business--The Systems" for a definition of "System".) Substantially all of the remaining Systems have chosen cost-of-service to justify current rates. (See "Management's Discussion and Analysis of Financial Condition and Results Of Operations--Liquidity and Capital Resources" and "Description of Business--Legislation and Regulation".)

Development of New Services; Alternate Access. In May 1993, the Company purchased a 20% interest in Teleport Communications Group Inc. and a 20% interest in TCG Partners, a related partnership (together, "TCG"). (See "Management's Discussion and Analysis of Financial Position and Results of Operations--Liquidity and Capital Resources--Investments".) TCG is currently owned by four cable operators (including the Company) and has entered into an agreement in principle to add Time Warner Entertainment Company as a fifth owner.

TCG is an alternate access company which provides a variety of non-residential, local telecommunications services over high-capacity fiber optic networks to meet the voice, data and video transmission needs of its customers in major metropolitan areas. TCG and other alternate access providers offer telecommunications services as an alternative to the Bell Operating Companies and local exchange carriers. Alternate access providers such as TCG provide both dedicated services (digital private line circuits that carry voice, data and video transmissions from one point to another fixed point) and switched services (digital switches that interconnect circuits).

The Company is currently providing directly or through joint ventures (primarily joint ventures with TCG and its owners), alternate access local telecommunications services over a portion of its fiber optic networks in a variety of locations. (See "Description of Business--Legislation and Regulation--Regulation of Telecommunications Activities".)

In 1993 the Company entered into an agreement in principle with other cable operators to form a joint venture for the development of certain other telecommunications services, including personal communications services ("PCS"), which is the provision of wireless voice circuits for individual and business customers; video telephony services ("VT"); and utility communications services ("UCS"), which is the provision of two-way communications services between utility companies and their customers.

Although the Company believes that alternate access, PCS, VT, UCS and other new telecommunications services could provide potential sources of revenues in time, there can be no assurances in this regard or that the joint venture described above for the development of PCS, VT and UCS will be formed.

(b) Description of Business.
Cable Television Service. Cable television service delivers a wide variety of channels of television programming, consisting primarily of video entertainment, sports and news, as well as informational services, locally originated programming and digital radio programming to the homes of subscribers who pay a monthly fee for the service. Television and radio signals are received by off-air antennas, microwave relay systems and satellite earth stations and then are modulated, amplified and distributed to subscribers' homes over networks of coaxial and fiber optic cables. Cable television systems typically are constructed and operated under nonexclusive franchises awarded by local governmental authorities for defined periods of time.

The Company's Systems offer subscribers choices of packages, any of which may include television signals available off-air in any locality, television signals from distant cities (so called "superstations"), non-broadcast channels (such as Entertainment and Sports Programming Network ("ESPN"), Cable News Network ("CNN"), Cable Satellite Public Affairs Network ("C-SPAN") and Music Television ("MTV")), displays of information such as time, news, weather and stock market reports and public, governmental and educational access channels. The Company's Systems also provide premium television services to basic subscribers for an extra monthly charge (including Home Box Office, Cinemax, Showtime, The Movie Channel, The Disney Channel and certain regional sports channels). Certain of the Company's Systems also carry "multiplexed" premium services which are available on a limited basis from certain premium service suppliers. A premium service supplier, such as Home Box Office or Cinemax, uses multiplexing to offer its programming on two or more channels simultaneously but scheduled differently so as to provide the subscriber with a choice of programs at any given time.

Although services vary from System to System because of differences in channel capacity and viewer interest, each of the Company's Systems offers as the lowest-priced tier a "basic" service package (consisting generally of broadcast television signals available off-air locally, local origination and public, educational and governmental access channels), one or more "cable programming service" packages (including satellite-delivered cable programming services), and several premium or pay-per-view services, all of which are paid for on a monthly basis. Subscribers may choose various combinations of such services. (See "Legislation and Regulation" for a description of recent legislation and pending regulation which limits the Company's ability to price and tier its programming services.)

Service Charges; Alternate Sources of Revenues. The Company's revenues are derived principally from monthly subscription fees for basic and premium services. Rates charged to subscribers vary from market to market. In addition, the Company generally charges a one-time installation fee to new subscribers. Subscribers are free to terminate services at any time without additional charge, but are charged a reconnection fee to resume service.

In recent years the Company has begun to receive revenues from additional sources. The Company derives revenues from the sale of advertising time on advertising-supported, satellite-delivered networks such as ESPN, MTV and CNN, as well as on locally originated programming. The Company's advertising revenues increased from $18,000,000 for the year ended December 31, 1989 to $53,000,000 for the year ended December 31, 1993 (representing a 31% compound annual growth rate in advertising revenues), and accounted for over 4% of total Company revenues during the year ended December 31, 1993. Another source of revenues is the sale of pay-per-view programming, which generally consists of recently released movies and special events (such as boxing matches, other sporting events or concerts), offered to subscribers on an individual event basis. The Company realized 19% compound annual growth in pay-per-view revenues during the period from January 1, 1990 to December 31, 1993; for the year ended December 31, 1993, pay-per-view revenues accounted for over 2% of total Company revenues. As of December 31, 1993, 79% of the Company's subscribers were served by Systems with addressable technology (see "Technological Developments"), which the Company believes positions it well to realize continued growth in such revenues. In addition, with future increased channel capacity and the further deployment of addressable technology in its Systems, the Company will be able to offer subscribers additional pay-per-view movies and events. The Company also receives a percentage of the proceeds from subscribers' purchases of merchandise offered on home shopping programs such as QVC and Home Shopping Network. Although the Company believes that these and other services could become substantial sources of revenue over time, there can be no assurance in this regard.

Subscriber Data. The following table summarizes selected operating statistics of the Company and its affiliates since December 31, 1989.

                                                                        December 31
                                                1989       1990       1991       1992         1993
Homes Passed by Cable (1)                     4,554,000  4,761,000  4,880,000  4,981,000    5,192,000
Number of Basic Subscribers (2)               2,570,000  2,710,000  2,804,000  2,876,000    2,915,000
Basic Penetration (3)                              56.4%      56.9%      57.5%      57.7%        56.1%
Number of Premium Subscriptions               2,707,000  2,702,000  2,603,000  2,545,000    2,454,000
Pay-to-Basic Percentage (4)                       105.3%      99.7%      92.8%      88.5%        84.2%
Monthly Revenue per Average Basic Subscriber
 (5)                                         $    29.41 $    31.29 $    32.98 $    34.46 $       35.76

(1) Dwelling units located sufficiently close to the Company's cable plant to be practicably connected.

(2) See "The Systems" for the Company's method of reporting subscribers.

(3) Basic subscribers as a percentage of homes passed by cable. The Company's basic penetration for 1993 reflects the FCC's rate regulation rules adopted on April 1, 1993, which for the first time provided a standardized definition of "households".

(4) Premium subscriptions as a percentage of basic subscribers.

(5) Revenue divided by the weighted average number of basic subscribers for the Company's consolidated subsidiaries during the twelve month period ending December 31 for each year presented.

The Systems. The Company currently operates 143 Systems, located principally in suburban areas, in 16 states. A "System" is defined to include all areas served from a single "headend". (See "Properties".) Thus, a System may include one or more communities or franchise areas. The Company's Systems and those of its affiliates provided basic service to approximately 2,915,000 subscribers and passed approximately 5,192,000 occupied dwelling units ("Homes") on December 31, 1993. The following table sets forth certain information related to the Systems of the Company and of certain Affiliated Companies, as of December 31, 1993.

                                                            Basic Service                     Premium Service
                                                       Homes
                                            Number     Passed    Number of                  Number of
                                               of        By        Basic        Basic        Premium     Pay-to-
            Management Region              Systems     Cable   Subscribers  Penetration  Subscription     Basic
Chicago/Minnesota Region                         7    547,193      296,257         54.1%      310,216      104.7%
Connecticut/New York/Western
 Massachusetts Region                            8    293,534      201,889         68.8       160,496       79.5
Florida/Georgia/Virginia Region                 19    815,904      513,166         62.9       376,992       73.5
Illinois/Iowa/Missouri Region                   14    252,032      150,855         59.9       106,682       70.7
Michigan Region                                  9    296,483      198,469         66.9       152,592       76.9
New England Region                              38    788,969      540,539         68.5       429,218       79.4
Northern California Region                      12    442,223      251,246         56.8       225,765       89.9
Ohio Region                                     25    477,259      318,303         66.7       187,265       58.8
Southern California Region                      11  1,028,832      312,294         30.4       411,348      131.7
Affiliated Companies (all Regions) (1)          37    249,842      131,771         52.7        92,974       70.6
 Total                                         180  5,192,271    2,914,789         56.1%    2,453,548       84.2%

(1)  Affiliated Companies are those companies not majority-owned or controlled by the Company. Systems held by
Affiliated Companies consist of Systems held by five limited partnerships. The Company owns less than 50% of the outstanding limited partnership interests of each such partnership. None of the Systems owned by Affiliated
Companies are managed by the Company. In reporting subscriber and other data for Systems not controlled or managed by the Company, only that portion of data corresponding to the Company's percentage ownership is included.


Franchises. The Company's franchises establish the terms and conditions under which the Systems are operated. Typically, they establish certain performance and safety standards related to the Company's construction and maintenance of facilities in, under and over public streets and rights of way in the franchise areas. Some, but not all, of these franchises specify the services to be offered. Nearly all of the Company's franchises provide for the payment of fees to the issuing authority, which currently average approximately 3% of gross revenues. The Company's franchises are usually issued for fixed terms ranging from 10 to 15 years and must periodically be renewed. Most of such franchises can be terminated prior to their stated expirations for breach of material provisions.

Franchises representing approximately 1,266,000 basic subscribers (approximately 43% of total basic subscribers of the Company and its affiliates as of December 31, 1993) are scheduled to expire over the next 5 years (1994-1998). To date, all of the Company's franchises have been renewed or extended at or prior to their stated expirations, frequently on modified but satisfactory terms. The Cable Communications Policy Act of 1984 (the "1984 Cable Act") establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. (See "Legislation and Regulation--Cable Communications Policy Act of 1984".)

Programming. The Company provides programming to its subscribers pursuant to contracts with programming suppliers. The Company generally pays either a monthly fee per subscriber or a percentage of the Company's gross receipts for programming on its basic and premium services. Some programming suppliers provide volume discount pricing structures and/or offer marketing support to the Company. The Company's programming contracts are generally for fixed periods of time ranging from 3 to 10 years and are subject to negotiated renewal. The costs to the Company to provide cable programming have increased in recent years and are expected to continue to increase due to additional programming being provided to basic subscribers, increased costs to produce or purchase cable programming, inflationary increases and other factors. In Systems where the Company has elected to base its rates on the FCC's benchmark methodology, it will be allowed to increase the rates for its regulated services in response to certain increases in programming costs. (See "Legislation and Regulation".)

Under the 1992 Cable Act, local broadcasting stations may require cable television operators to pay a fee for the right to carry their local television signals. Alternatively, a local broadcaster may demand carriage under the 1992 Cable Act's "must-carry" provisions, although in such event the cable television operator is not required to compensate the local broadcaster for carriage. Historically, the Company has not paid fees for retransmission of local broadcast signals, other than mandatory copyright fees (see "Legislation and Regulation--Copyright"). A substantial number of local broadcast stations carried by the Company's Systems elected to require their consent to the carriage of their local television signals. Some local broadcast stations requested compensation from the Company for the right to carry local television signals; however, the Company's policy regarding retransmission arrangements is that it will not pay cash compensation to carry signals which are otherwise available over the air at no charge to viewers. The Company has been successful at reaching agreements, for terms ranging from 3 to 7 years, with virtually all the local broadcast stations that elected retransmission consent without payment of cash compensation. In some instances the Company has agreed to carry new programming networks created by broadcasters, such as ESPN 2, a national sports programming network owned by Capital Cities/ABC and Hearst. The Company has only in a very few instances been forced to drop a local broadcast signal from its programming. At this time, the Company cannot predict the outcome of any future retransmission consent negotiations with local broadcasters.

The Company is an investor in various national cable programming suppliers, including Turner Broadcasting System, Inc. (the supplier of CNN and other cable programming services), QVC Network, Inc. (a home shopping channel), Viewers Choice, Inc. (a pay-per-view movie service), The Food Channel (a 24-hour channel offering programs on cooking and food preparation) and E! (a 24-hour channel following an entertainment/news format covering feature films, television, music and theater). The Company is also a joint owner of a regional news channel, New England Cable News.

Technological Developments. Through its continuous deployment of advanced technology, the Company believes that it maintains technical standards among the highest in the cable television industry. As of December 31, 1993, the Company provided at least 54-channel capacity and addressable technology in Systems serving approximately 75% and 79% of its basic subscribers, respectively. Addressable technology enables the Company to electronically determine the services to be delivered to each subscriber, and, as a result, the Company can modify subscriber services without dispatching a technician to the home. Such technology also reduces service theft and is an effective enforcement tool in collecting delinquent payments. In addition, through the use of addressable technology, the Company is able to offer pay-per-view services and tiered services more effectively than would otherwise be possible. The Company expects to increase channel capacity and to deploy addressable technology further through the ongoing rebuilding and upgrading of its plant and anticipates that substantially all of its basic subscribers will be served by Systems with addressable technology and at least 54-channel capacity by the end of 1995.

The use of fiber optic cable, which is capable of carrying hundreds of video, data and voice channels, as an alterna-tive to coaxial cable is playing a major role in expanding channel capacity and improving signal quality and transmission reliability of the Company's plant. The Company finds it cost-effective to deploy fiber optic cable when building new cable plant or rebuilding existing cable plant.

The Company has been closely monitoring developments in the area of digital compression, a technology which is expected to enable cable television operators to increase the channel capacity of cable television systems by permitting a significantly increased number of video signals to be transmitted over a cable television system's existing bandwidth. Although this technology is still in the developmental stage and has not yet been widely implemented by cable television operators, the Company believes that it may be a cost-effective method of increasing channel capacity in some of its Systems. The use of digital compression in these Systems also could expand the number and types of services they offer and enhance the development of current and future revenue sources of these Systems. At this time, it is not possible to predict the impact that this technology will have on the Company's operations.

The Company was one of the founders of Cable Television Laboratories, Inc., the cable industry's technological research consortium which is presently involved in, among other things, the development of digital compression, high-definition television and interactive television applications.

Management Regions; Employees. The Company's Systems are clustered in nine management regions to maximize marketing and operating effectiveness. Each area is managed by a Senior Vice President, to whom the Company has delegated broad operating authority. Engineering, hiring and training, purchasing and accounting are all performed at the regional level. The Boston office, with approximately 80 people, provides staff support in the areas of corporate planning, finance, financial reporting, marketing, program acquisition, training and benefit administration and government relations.

The Company currently has approximately 7,000 full-time employees. None of the Company's employees is represented by a union or is covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Competition. The Company's Systems compete with other communications and entertainment media, including conventional off-air television broadcasting service. Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of off-air television. In some of the areas served by the Systems, a substantial variety of broadcast television programming can be received off-air. The extent to which cable television service is competitive with broadcast stations depends in significant part upon the cable television system's ability to provide an even greater variety of programming than that available off-air. Cable television systems also are susceptible to competition from other video programming delivery systems, from other forms of home entertainment such as video cassette recorders, and, in varying degrees, from sources of entertainment in the community, including motion picture theaters, live theater and sporting events.

Reasonably priced earth stations designed for private home use now enable individual households to receive many of the satellite-delivered programming services formerly available only to cable television subscribers. Many satellite programmers now encode their signals in order to allow reception only by means of authorized decoding equipment.

Cable television systems also may compete with wireless program distribution services such as multichannel, multipoint distribution service ("MMDS"). MMDS uses low power microwave frequencies to transmit television programming over the air to its subscribers. The ability of MMDS to compete with cable television systems has been limited in the past by its limited amount of channel capacity. In 1991, the FCC amended its regulations to enable MMDS systems to compete more effectively with cable television systems by making available additional channel capacity to the MMDS industry under certain conditions. (See "Legislation and Regulation--1992 Cable Act".) The Company currently competes with MMDS systems in some of its markets, but to date such competition has not had a material adverse effect on the Company's operations.

Additional competition exists from private cable television systems serving condominiums, apartment complexes and other private residential developments. The operators of these private systems, known as Master Antenna Television ("MATV") and Satellite Master Antenna Television ("SMATV"), often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude operators of franchised cable television systems from serving residents of such private complexes. Due to the widespread availability of reasonably priced earth stations, such private cable television systems now can offer both improved reception of local television stations and many of the same satellite-delivered programming services that are offered by franchised cable television systems. In February 1991, the FCC adopted regulations that would permit SMATV operators to use point-to-point microwave service to distribute video entertainment programming. Moreover, a private cable television system normally is free of the regulatory burdens imposed on franchised cable television systems. Although a number of states and some municipalities have enacted laws and ordinances to afford operators of franchised cable television systems access to private complexes, the United States Supreme Court has held that cable companies cannot have such access without compensating the property owner. The access statutes of several states and the ordinance of one municipality in which the Company operates have been challenged successfully in the courts, and other such laws are under attack. Since the Company has generally been able to enter into access agreements with owners of private complexes, in the opinion of management, successful challenges to these access statutes and municipal ordinances would not have a material effect on the Company's operations.

Since the Company's Systems operate under nonexclusive franchises, other operators (including municipal franchising authorities themselves) may obtain permission to build cable television systems in competition with the Systems in areas in which they presently operate. To date, the extent of actual overbuilding in the Company's franchise areas has been negligible. The Company is unaware of any pending applications for franchises which would result in overbuilding in communities served by the Systems. The 1992 Cable Act may facilitate the franchising of second cable television systems and municipally owned cable television systems. Although the Company is unable to predict the extent to which it would be adversely affected as a result of overbuilds, management sees little likelihood at this time that, in the aggregate, overbuilds will have a material adverse effect on the Company's operations. (See "Legislation and Regulation--1992 Cable Act".)

In recent years, the FCC has adopted policies for authorizing new technologies and providing a more favorable operating environment for certain existing technologies. Such policies have the potential to create substantial additional competition to cable television systems. These technologies include, among others, direct broadcast satellite to home services ("DBS") whereby signals are transmitted by satellite to receiving facilities located on the premises of the subscribers. Although programming is currently available to the owners of backyard earth stations through conventional and medium-powered satellites, in the very near future programming will be delivered by high-powered direct-to-home satellites and will be available to individuals on a wide-scale basis.

The Company is a partner in Primestar Partners, L.P. ("Primestar"), a limited partnership formed to operate a DBS system which began operations with a medium-powered satellite in 1990 and plans to launch two high-powered replacement satellites in 1996. Several other companies are preparing to have high-powered DBS systems in place by the middle of this decade. Hughes Communications launched a satellite in December 1993 and plans to have its system operational by April 1994. It is expected that these DBS operators (including Primestar, which expects to offer up to 70 channels in 1994) will use digital compression technology to increase the channel capacity of their systems to provide a package of movies and other programming services competitive with those of cable television systems. High-powered DBS service will be able to be received virtually anywhere in the United States using a compact rooftop or wall-mounted receiving dish. DBS companies may be able to offer new and highly specialized services using a national base of subscribers that are not available to the cable television industry, but as channel capacity and addressability increases, the cable industry will have the ability to offer additional services as well. Because DBS systems will deliver their services using satellite technology, they may not be able to provide services that are of local interest to their subscribers, and may not be able to maintain a local presence, which is an advantage in developing and maintaining subscriber support. The extent to which DBS systems will be competitive with the service provided by cable television systems will depend, among other things, on the ability of DBS operators to convince subscribers to purchase or lease the more expensive equipment (relative to cable) necessary to receive their signals and to offer a comparable level of programming, customer service and marketing. The 1992 Cable Act requires cable programmers under certain circumstances to offer their programming to operators of DBS, MMDS and other multichannel video systems at not unreasonably discriminatory prices. (See "Legislation and Regulation--1992 Cable Act".)

Advances in communications technology and changes in the marketplace are constantly occurring. Therefore, it is not possible to predict the effect which ongoing or future developments might have on the Company's Systems or operations.

Telephone Company Competition. The 1984 Cable Act, FCC regulations and the 1982 federal court consent decree (the "Modified Final Judgment") that settled the 1974 antitrust suit against AT&T all limit in various ways the provision of video programming and other information services by telephone companies. The 1984 Cable Act codified FCC cross-ownership regulations which, among other things, prohibit local telephone exchange companies, including the seven Bell Operating Companies ("BOCs"), from providing video programming directly to subscribers within their local exchange service areas, except in rural areas or by specific waiver of FCC rules. These statutory provisions and corresponding FCC regulations are of particular competitive importance because these telephone companies already own much of the plant necessary for cable television operations, such as poles, underground conduits, associated rights-of-way and connections to the home.

In July 1991, the federal district court responsible for the Modified Final Judgment issued an opinion lifting the Modified Final Judgment prohibition on the provision of information services, including broadband video services, by the BOCs. This decision was sustained on appeal. As a result, the BOCs may now acquire or construct cable television systems outside of their own service areas subject to appropriate waivers from such federal district court. Several BOCs have purchased or made investments in cable television systems outside their service areas in reliance on this decision. The Company does not expect such purchases of existing cable television systems by BOCs outside their service areas to have a material adverse impact on the Company's operations.

In July 1992, the FCC voted to authorize additional competition to cable television systems by video programmers using broadband common carrier facilities constructed by telephone companies. The FCC allowed telephone companies to take ownership interests of up to 5% in such programmers. Several telephone companies have sought approval from the FCC to build such "video dialtone" systems in various communities in their service areas, including communities in which the Company currently holds cable franchises.

The FCC also has concluded that under the 1984 Cable Act neither a local exchange carrier providing such a video dialtone service nor its programming suppliers who lease the dialtone service are required to obtain a cable television franchise. This ruling is now on appeal. Cable television systems could be placed at a competitive disadvantage if this ruling is sustained and video dialtone services become widespread in the future since cable television systems are required to obtain local franchises to provide cable television service and must comply with a variety of obligations under such franchises including the payment of franchise fees.

One telephone company has successfully challenged the constitutionality of the statutory ban in the 1984 Cable Act on unrestricted telephone company ownership of cable television systems within their own service areas. A federal district court in Virginia, a state in which the Company owns Systems, struck down the ban on grounds that it violated the First Amendment rights of the telephone company. This decision is currently pending before an intermediate federal appeals court. Other telephone companies have filed similar suits in other states where the Company also operates. With respect to petitions for waivers from the current cross-ownership prohibitions under FCC regulations and the 1984 Cable Act, the FCC in one instance has tentatively concluded that construction and operation of technologically advanced, integrated broadband networks by local exchange carriers for the purpose of providing video programming and other services would constitute good cause for waiver. In July 1989, the FCC granted a California telephone company a waiver of the cross-ownership restrictions based on a showing of "good cause", but the FCC's decision was reversed on appeal. As a result of this decision, however, the affected telephone company has now challenged the cross-ownership ban on constitutional grounds before an intermediate federal appeals court.

Legislation has been introduced before both the United States House of Representatives and the United States Senate that would alter the relationships between telephone companies and cable television operators in various ways. Provisions in these pending bills, and in legislative initiatives that have been proposed by the Clinton administration, would: (1) set ground rules for BOC provision of information services, including video services, outside of their regional service areas; (2) repeal the 1984 Cable Act ban on the provision of video programming by telephone companies within their service areas under certain conditions (under some versions of this legislation, telephone companies would still be prohibited from purchasing, or entering into joint ventures with, existing cable television companies within their service areas); (3) require local telephone companies to provide potential competitors, including cable television companies and alternate access providers such as TCG, with interconnection to local telephone networks; and (4) reduce and/or eliminate state barriers to entry by TCG, the Company and other similar providers of alternative voice and data services.

If the current restrictions on telephone company ownership of cable television systems are removed or relaxed further by the courts or Congress, the Company is likely to face increased competition from telephone companies, which have greater financial resources than the Company.

Legislation and Regulation. The cable television industry is subject to extensive governmental regulation at the federal, state and local level. In addition, various legislative and regulatory proposals, such as tax reform proposals and proposals to revise the Copyright Act of 1976, may materially affect the cable television industry. The following is a summary of federal laws and regulations that currently materially affect the growth and operation of the cable television industry, and a description of certain state and local laws.

Cable Communications Policy Act of 1984. The 1984 Cable Act created uniform national standards and guidelines for the regulation of cable television systems. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited post-1984 Cable Act cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not specify requirements for video programming or information services other than in broad categories.

The 1984 Cable Act preempted local control over rates for premium channels and optional program tiers, and deregulated rates for basic cable services in areas where the cable operator was subject to "effective competition" as then defined by the FCC. This scheme was altered significantly by the 1992 Cable Act, discussed below.

Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable television system's annual gross revenues. In those communities in which franchise fees are required, the Company currently pays franchise fees ranging from flat annual fees equal to less than 1% of gross revenues to fees of 5% of gross revenues. Franchising authorities are also empowered to require cable operators to provide cable-related facilities, equipment and, in the case of pre-1984 Cable Act franchises, services to the public and to enforce compliance with such franchise requirements and voluntary commitments. When changed circumstances render such compliance commercially impracticable, however, the 1984 Cable Act requires franchising authorities to renegotiate franchise requirements and, under certain circumstances, permits the cable operator to make changes in programming without local approval.

The 1984 Cable Act established renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. This statute requires that franchising authorities consider a franchisee's past performance and renewal proposal on their own merits in light of community needs and without comparison to competing applicants. Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Moreover, even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading of facilities and equipment, although the municipality must take into account the cost of meeting such requirements. Also, the franchising authority may require higher franchise fees, up to the 5% of annual gross revenues cap established by the 1984 Cable Act, as a condition of renewal.

The 1984 Cable Act permits local franchising authorities to require cable television operators to set aside certain channels for public, educational, and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more channels to designate a portion of their channel capacity for commercially leased access by third parties. Although there has been little activity in this area nationally, it is possible that such leased access will result in competition to services offered over the cable system, particularly since the 1992 Cable Act, discussed below, empowers the FCC to set the rates and conditions for such licensed access channels.

Questions concerning the right of a municipality to award de facto exclusive cable television franchises and to restrict cable television operations have been at issue in Preferred Communications, Inc. v. City of Los Angeles, involving a proposed applicant for a franchise in one of the Company's service areas, in which the United States Supreme Court declared that cable television operators have First Amendment rights which cannot be abridged in the absence of overriding governmental interests. In this case, an intermediate federal appeals court recently reaffirmed that a municipality may not constitutionally restrict the award of a cable franchise to a single entity, but did not rule on the constitutionality of other franchise provisions.

1992 Cable Act. On October 5, 1992, Congress enacted the 1992 Cable Act, which represented a significant change in the regulatory framework under which cable television systems operate. Since the effectiveness of the 1984 Cable Act, and prior to the enactment of the 1992 Cable Act, rates for cable television service were unregulated for substantially all of the Company's Systems. The 1992 Cable Act reintroduced rate regulation for certain services and equipment provided by most cable television systems in the United States, including substantially all of the Company's Systems.

The 1992 Cable Act requires each cable television system to establish a basic service tier (the "Basic Service Tier") consisting, at a minimum, of all broadcast signals carried by such system (except those signals imported by satellite from another market (i.e., superstations)) and all public, educational and governmental access programming. On April 1, 1993, the FCC adopted regulations governing the rates for the Basic Service Tier. Under the FCC's regulations, municipalities were originally authorized to reduce the rates for the Basic Service Tier by up to 10% from rates in effect on September 30, 1992 if those rates exceeded a per-channel benchmark established by the FCC. On February 22, 1994, after reconsideration, the FCC significantly revised the regulatory framework it adopted on April 1, 1993 and established a new benchmark formula. The final text of the rules implementing this revised regulatory framework has not yet been issued. In creating the new benchmark formula, the FCC authorized a further reduction in the rates for the Basic Service Tier in effect on September 30, 1992. As a result, such rates may be reduced by up to 17% if they exceed the new per-channel benchmark. If a cable television system's rates for the Basic Service Tier do not need to be reduced by 17% in order to reach the new benchmark, such rates may nonetheless be subject to further reduction, up to a maximum reduction of 17% from the rates in effect on September 30, 1992, based upon the results of a pending FCC study of the operating costs of such cable television systems. Pending resolution of the FCC's cost study, such systems will be required to calculate the extent to which their rate reduction falls short of 17%. This reduction "differential" will then be offset against any inflation adjustment pending completion of the cost study.

Municipalities are also empowered to regulate the rates charged for installation and lease of the equipment used by subscribers to receive the Basic Service Tier (including a converter unit, a remote control unit and, if requested by a subscriber, an addressable converter unit or other equipment required to access programming offered on a per-channel or per-program basis) and the installation and monthly use of connections for additional television sets. The FCC's regulations require municipalities to regulate these rates on the basis of actual cost standards developed by the FCC.

Under the regulations adopted by the FCC on April 1, 1993, the FCC may, in response to complaints by a subscriber, municipality or other governmental entity, reduce the rate for tiers of service other than the Basic Service Tier. This authority does not extend to any services offered on a per-channel or per-program basis. The original maximum reduction was set at 10% from the rates in effect on September 30, 1992, if those rates exceeded a per-channel benchmark established by the FCC. On February 22, 1994, the FCC determined on reconsideration to authorize a reduction of up to 17% from rates in effect on September 30, 1992 for regulated tiers of service other than the Basic Service Tier if those rates exceed a new per-channel benchmark established by the FCC. As with the potential reduction in rates for the Basic Service Tier, if a cable television operator's rates for these higher regulated service tiers do not need to be reduced by 17% in order to reach the new benchmark, such rates may nonetheless be subject to further reduction, up to a maximum reduction of 17% from the rates in effect on September 30, 1992, based upon the results of the FCC's cost study. Pending resolution of this study, these systems will be required to calculate the extent to which their rate reduction falls short of 17%. This reduction "differential" will then be offset against any inflation adjustment pending completion of the cost study. In response to complaints, the FCC will also regulate, on the basis of actual cost, the rates for equipment used only to receive these higher regulated service tiers of service.

The regulations adopted by the FCC on April 1, 1993, including the original rate benchmarks, became effective on September 1, 1993. The final rules reflecting the new rate regulations adopted by the FCC on February 22, 1994 are expected to be issued before March 31, 1994 and become effective in May 1994. Until the new rate regulations become effective, rates will continue to be governed by the April 1, 1993 FCC rules.

In connection with the adoption of the original regulations on April 1, 1993, the FCC announced its intention to investigate cable television systems whose rates for regulated services are substantially above the per-channel benchmarks. These cable television systems could be subject to rate reductions in excess of the maximum percentage reduction of 10% established in the original regulations. It is unclear what effect, if any, the actions of the FCC on February 22, 1994 will have on the FCC's previously announced intention to investigate such cable systems.

Under the FCC's rules, as indicated above, municipalities and the FCC will use rates in effect on September 30, 1992 as the basis for any required reductions in the rates for the Basic Service Tier and other regulated service tiers. Accordingly, cable television systems that implemented rate increases subsequent to September 30, 1992, including certain of the Company's Systems, are subject to effective rate reductions in excess of 10%, and may be subject to effective rate reductions in excess of 17%. The regulations provide that future increases in service rates may not exceed an inflation-indexed amount, which may include a "productivity offset feature" (see discussion below), plus increases in certain costs beyond the cable operator's control, such as taxes, copyright fees, franchise fees and increased programming costs imposed by non-affiliated programmers that exceed an inflation index. The FCC will not allow amounts paid prior to October 6, 1994 to broadcast stations for retransmission of their signals to be passed through to customers in the form of increased rates, but will allow the pass-through of subsequent increases in such amounts. As part of the implementation of the new regulations, the FCC has frozen all rates in effect on April 5, 1993 until May 15, 1994 except rates for premium and pay-per-view program services and equipment or for any entirely new tier of services offered to customers. On February 22, 1994, the FCC also adopted criteria to assess whether certain discounted packages of "a la carte" or per-channel offerings should be regulated as a tier of services by the FCC, or treated as unregulated per-channel offerings. The final text of such rules has not yet been issued.

In connection with the rate regulations adopted on April 1, 1993, the FCC suggested that cable television operators follow general ratemaking principles for cost-of-service showings. On February 22, 1994, the FCC adopted interim cost-of-service standards that establish a regulatory framework pursuant to which a cable television operator may attempt to justify rates in excess of the new benchmarks. Such justification would be based upon (i) the operator's costs in operating a cable television system (including certain operating expenses, depreciation and taxes) and (ii) a return on the investment the operator has made to provide regulated cable television services in such system (such investment being referred to as its "rate base"). The interim standards (1) create a rebuttable presumption that excludes from a cable television operator's rate base any "excess acquisition costs" (equal to the excess of the purchase price for a cable television system over the original construction cost of such system or its book value at the time of acquisition), (2) include in the rate base the costs associated with certain intangibles such as franchise rights and customer lists, (3) set a uniform rate of return for regulated cable television service of 11.25%, presumably after taxes, and (4) include a "productivity offset feature" that could reduce otherwise justifiable rate increases based on a claimed increase in a cable television system's operational efficiencies. The FCC has not yet issued the final text of its interim standards for cost-of-service proceedings or for any of the other actions taken on February 22, 1994. Thus, the Company is unable at this time to assess the impact of these actions on the Company's operations.

On June 17, 1993, local commercial broadcast stations were required to make an election between the guarantee of mandatory carriage on cable television systems, without compensation, and requesting payment from cable television systems for "retransmission consent", which election is binding for three years. Since October 6, 1993, a cable television system has not been allowed to carry a local broadcast station that has elected to require retransmission consent without the station's express authorization. (See "Programming".)

Under the 1992 Cable Act, cable television systems may not require subscribers to purchase any service tier other than the Basic Service Tier as a condition of access to video programming offered on a per-channel or per-program basis. Cable television systems are allowed up to ten years, to the extent necessary, to implement the technology to facilitate this access.

In addition, the 1992 Cable Act (i) requires cable television programmers under certain circumstances to offer their programming to present and future competitors of cable television such as MMDS, SMATV and DBS operators at not unreasonably discriminatory prices, (ii) directs the FCC to set standards for limiting the number of channels that a cable television system operator could program with programming services controlled by such operator and prohibits new exclusive contracts with program suppliers without FCC approval, (iii) bars municipalities from unreasonably refusing to grant additional competitive franchises, and (iv) regulates the ownership by cable television operators of other media such as MMDS and SMATV.

The FCC has imposed or will impose new regulations under the 1992 Cable Act in the areas of customer service, technical standards, compatibility with other consumer electronic equipment such as "cable ready" television sets and video cassette recorders, equal employment opportunity, privacy, obscenity and indecency, rates for leased access channels, and disposition of a customer's home wiring.

The FCC adopted a 40% limit on the number of channels that may be occupied by programming services in which a particular cable television operator has an attributable interest, and a national limit of 30% on the number of homes passed that any one entity can reach through its cable television systems. The latter rule was stayed by the FCC pending the outcome of an appeal from a federal district court decision holding such limits unconstitutional.

The extent and materiality of the effects of the 1992 Cable Act on the Company's operations are described elsewhere in this report. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--Recent Legislation" and "Programming".) A number of lawsuits have been filed challenging the constitutionality of various provisions of the 1992 Cable Act. Challenges to the rate regulations, leased access, program access and other sections of the 1992 Cable Act were rejected by a federal district court. This decision is currently on appeal to the D.C. Circuit Court of Appeals. Other challenges to the current rate freeze and other portions of the FCC's rate regulation scheme have been separately brought directly to the D.C. Circuit Court of Appeals. In another proceeding, such court has invalidated the leased access channel and public, educational and governmental access channel "indecency" restrictions in the 1992 Cable Act. A challenge to the constitutionality of the 1992 Cable Act's must-carry rules was denied by a federal district court in April 1993. A stay of the rules was denied by the United States Supreme Court pending the appeal which has been argued before that Court. The Company cannot predict the outcome of this appeal or of the remaining suits.

Other Federal Regulation. The FCC, the principal federal regulatory agency with jurisdiction over cable television, is responsible for implementing federal policies such as cable television system relations with other communications media, cross-ownership, signal carriage, equal employment opportunity and technical performance.

In 1989, the FCC issued new syndicated exclusivity and network non-duplication rules which enable local television broadcasters to compel cable television operators to delete certain programming on distant broadcast signals. Those rules took effect January 1, 1990. Under the rules, all television broadcasters, including independent stations, can compel cable television operators to delete syndicated programming from distant signals if the local broadcaster negotiated exclusive rights to such programming. Local network affiliates may insist that a cable television operator delete a network broadcast on a distant signal. The rules make certain distant signals a less attractive source of programming for the Company's Systems, since much of such distant signals' programming may have to be deleted.

The FCC currently regulates the rates and conditions imposed by public utilities for use of their poles, unless, under the Federal Pole Attachments Act, state public service commissions are able to demonstrate that they regulate the cable television pole attachment rates (as is true in certain states in which the Company does business). In the absence of state regulation, the FCC administers pole attachment rates through the use of a formula which it has devised. The validity of this FCC function was upheld by the United States Supreme Court.

Copyright. Cable television systems are subject to federal copyright licensing, covering carriage of television broadcast signals. In exchange for contributing a percentage of their revenues to a federal copyright royalty pool, cable television operators obtain a compulsory license to retransmit copyrighted materials from broadcast signals. Existing Copyright Office regulations require that compulsory copyright payments be calculated on the basis of revenue derived from any service tier containing broadcast retransmissions. Although the FCC has no formal jurisdiction over this area, it has recommended to Congress to eliminate the compulsory copyright scheme altogether. The United States Copyright Office has similarly recommended such a repeal. Without the compulsory license, cable television operators would need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable television operators of carrying broadcast signals. Thus, given the uncertain but possible adoption of this type of copyright legislation in the future, the nature or amount of the Company's future payments for broadcast signal carriage cannot be predicted at this time.

Cable Television Cross-Ownership Limitations. The 1984 Cable Act prohibits any person or entity from owning broadcast television and cable properties in the same market. The 1984 Cable Act also bars telephone companies' ownership of cable television systems operating in their service areas, with limited exceptions for rural areas. The FCC has discretionary authority to expand the rural area exception for telephone companies offering cable television service within their service areas and is currently considering increasing such authority. As discussed above under "Telephone Company Competition", the cable-telephone company cross-ownership ban contained in the 1984 Cable Act has been struck down as unconstitutional by one federal district court, and similar suits are pending in many other jurisdictions in which the Company operates. The FCC has modified its rule that formerly barred the commercial broadcasting networks (NBC, CBS and ABC) from owning cable television systems. The new FCC rule does not allow the network to acquire cable television systems in markets in which they already own a broadcast station, and sets limitations on the percentage of homes that can be passed, both nationally and locally, by network-owned cable television systems. The 1992 Cable Act bars future common ownership of cable television systems and MMDS or SMATV systems in the same franchise area, but grandfathered existing combinations. There is no Federal prohibition of newspaper ownership of cable television systems, or cable television system ownership of radio stations. The Company does not have any prohibited cross-ownership interests.

State and Local Regulation. Cable television systems are generally operated pursuant to franchises, permits or licenses issued by a municipality or other local governmental entity. Franchises are usually issued for fixed terms and must periodically be renewed. Most of the franchises for the Company's Systems were granted on a nonexclusive basis. Each franchise generally contains some provisions governing subscriber charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal and sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable television services provided. (See "Franchises".) Though the 1984 Cable Act provides for certain procedural protections, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. (See "Cable Communications Policy Act of 1984".)

Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable systems to the jurisdiction of state governmental agencies. States where the Company operates Systems, including California, Connecticut, Massachusetts, Minnesota and New York, have enacted legislation with respect to the regulation of cable television systems.

Regulation of Telecommunications Activities. As noted above, under "General Development of Business-Development of New Services; Alternate Access", the Company provides in certain of its Systems alternate access local telecommunications services over a portion of its fiber optic cable facilities, either directly or through joint ventures (primarily joint ventures with TCG and its owners). Local telecommunications activities are regulated by either the FCC or state public utility commissions, or both. In some instances, the Company or TCG may be required to obtain regulatory permission to offer such services, and may be required to file tariffs for its service offerings, depending on whether particular alternative access activities of the Company or TCG are classified as common carriage or private carriage.

                                   * * * *

The foregoing does not purport to be a summary of all present and proposed federal, state and local regulations and legislation relating to the cable television industry. Other existing federal regulations, copyright licensing, and, in many jurisdictions, state and local franchise requirements, currently are the subject of a variety of judicial proceedings, legislative hearings, and administrative and legislative proposals which could change, in varying degrees, the manner in which cable television systems operate. Neither the outcome of these proceedings nor their impact upon the cable industry or the Company can be predicted at this time.

Item 2. Properties.
The Company's principal physical assets consist of cable television systems, including signal receiving, encoding and decoding apparatus, headends, distribution systems, and subscriber house drop equipment for each of its Systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment, and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution systems consist of coaxial and fiber optic cables and related electronic equipment. Subscriber equipment consists of taps, house drops and converters. The Company owns its distribution system, various office and studio fixtures, test equipment and service vehicles. The physical components of the Systems require maintenance and periodic upgrading to keep pace with technological advances. The Company considers all of its properties to be in excellent condition.

The Company's coaxial and fiber optic cables are generally attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates pole attachment rates under the Federal Pole Attachments Act. (See "Descriptions of Business--Legislation and Regulation--Other Federal Regulation".)

The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices. The Company owns the building which houses its offices in Boston, Massachusetts.

Item 3. Legal Proceedings.
There are no material pending legal proceedings against the Company. The Company is subject to legal proceedings and claims which arise in the ordinary course of business, none of which is material in the opinion of management.

Item 4. Submission of Matters to a Vote of Security Holders.
There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1993.

                                   PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder
Matters.
No established public trading market exists for the Company's Class A Common Stock, $.01 par value per share (the "Class A Common Stock"), or Class B Common Stock, $.01 par value per share (the "Class B Common Stock"; together with the Class A Common Stock, the "Common Stock"), and accordingly no high and low bid information or quotations are available with respect to the Company's Common Stock.

As of March 21, 1994 there were 388 holders of record of its Common Stock. The Company has not paid dividends on its Common Stock and has no present intention of so doing. Certain agreements, pursuant to which the Company has borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that the Company may make. (See Note 7 to the Company's Consolidated Financial Statements.)

Item 6. Selected Financial Data.

The following tables present selected information relating to the financial condition and results of operations of the Company over the past five years, and should be read in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 1993 set forth in Item 8 hereof.


             (In Thousands, Except Ratios and Subscriber Amounts)

                                                                   Year Ended December 31
                                                 1989 (1)     1990        1991        1992         1993
Statement of Operations Data:
Revenues                                        $ 780,610  $ 938,032  $1,039,163  $1,113,475    $1,177,163
EBITDA (2)                                        323,754    390,495     444,708     488,330       527,592
Depreciation and Amortization                     235,266    264,139     269,363     279,403       284,563
Non-Cash Stock Compensation (3)                     4,354      6,903      10,067       9,683        11,004
Operating Income                                   84,134    119,453     165,278     199,244       232,025
Interest Expense                                  268,089    312,422     323,123     289,479       276,698
Income (Loss) from Continuing Operations
 Before Cumulative Effect of Change In
 Accounting for Income Taxes                     (174,637)  (195,451)   (161,642)   (102,960)      (25,774)
Earnings (Loss) Per Common Share from
 Continuing Operations Before Cumulative
 Effect of Change In Accounting for Income
 Taxes                                             (44.88)    (54.80)     (35.61)     (25.06)       (13.13)

                                                                  Year Ended December 31
                                              1989 (1)       1990         1991         1992          1993
Balance Sheet Data:
Cash and Cash Equivalents                   $    11,760  $    10,377  $    14,265  $    27,352   $   122,640
Total Assets                                  2,200,636    2,175,120    2,082,182    2,003,196     2,091,853
Total Debt                                    2,518,662    3,127,347    3,338,281    3,011,669     3,177,178
Redeemable Preferred Stock                      548,801      157,835       --           --            --
Redeemable Common Stock                         427,748      436,700      445,463      223,716       213,548
Shareholders' Equity (Deficiency)            (1,500,869)  (1,759,535)  (1,919,525)  (1,486,231)   (1,667,088)

Financial Ratios and Other Data:
EBITDA to Revenues                                 41.5%        41.6%        42.8%        43.9%         44.8%
Total Debt to EBITDA (4)                           7.78         8.01         7.51         6.17          6.02
Net Total Debt to EBITDA (4) (5)                   7.74         7.98         7.47         6.11          5.79
EBITDA to Total Interest Expense                   1.21         1.25         1.38         1.69          1.91
Capital Expenditures                        $   182,688  $   166,938  $   145,846  $   145,189   $   185,691

Subscriber Data (6):
Homes Passed by Cable                         4,554,000    4,761,000    4,880,000    4,981,000     5,192,000
Number of Basic Subscribers                   2,570,000    2,710,000    2,804,000    2,876,000     2,915,000
Number of Premium Subscriptions (7)           2,707,000    2,702,000    2,603,000    2,545,000     2,454,000
Monthly Revenue per Average Basic
 Subscriber (8)                             $     29.41  $     31.29  $     32.98  $     34.46   $     35.76

(1) On July 5, 1989, the Company acquired all of the outstanding limited partnership interests in four partnerships managed by American Cablesystems Corporation, a subsidiary of the Company acquired in 1988 (the
"American Partnerships"), the results of which were previously unconsolidated.

(2) Operating income before depreciation and amortization and non-cash stock compensation. (See
"Management's Discussion and Analysis of Financial Condition and Results of Operations".)

(3) Equals the difference between the consideration paid by employees for shares of Common Stock of the
Company under the Company's Restricted Stock Purchase Program and the fair market value of such shares at the date of issuance (as determined by the Company's Board of Directors), amortized over such shares'
vesting schedule. See Note 11 to the Company's Consolidated Financial Statements.

(4) The ratios for fiscal 1989 reflect less than a full year of EBITDA of the American Partnerships. Giving pro forma effect to the acquisition of the American Partnerships on January 1, 1989, the ratios of Total
Debt to EBITDA and of Net Total Debt to EBITDA would have been approximately 7.45 and 7.41, respectively, for fiscal 1989.

(5) Net Total Debt represents Total Debt minus Cash and Cash Equivalents held by the Company.

(6) See "Description of Business" for definitions of terms used in this table.

(7) Equals the number of premium services subscribed to by basic subscribers for a monthly fee per service.
A basic subscriber may subscribe to more than one premium service, each of which is counted as a separate premium subscription.

(8) Revenues during the relevant period divided by the weighted average number of basic subscribers for the
Company's consolidated subsidiaries.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following table sets forth for the years indicated (i) certain items in the Selected Financial Data as a percentage of total revenues from continuing operations and (ii) the percentage changes in the amount of such items compared to the comparable prior year.

                                                  Percentage of Revenues For       Percentage Change From
                                                    Year Ended December 31         Comparable Prior Year
                                                   1991      1992      1993      1991      1992       1993
Revenues                                           100.0%    100.0%    100.0%     10.8%      7.2%        5.7%
Operating, Selling, General and Administrative      57.2      56.1      55.2       8.6       5.2         3.9
EBITDA (1)                                          42.8      43.9      44.8      13.9       9.8         8.0
Depreciation and Amortization                       25.9      25.1      24.2       2.0       3.7         1.8
Non-Cash Stock Compensation (2)                      1.0       0.9       0.9      45.8      (3.8)       13.6
Operating Income                                    15.9      17.9      19.7      38.4      20.6        16.5
Interest                                            31.1      26.0      23.5       3.4     (10.4)       (4.4)
Income (Loss) from Continuing Operations
 Before Cumulative Effect of Change in
 Accounting For Income Taxes                       (15.6)     (9.2)     (2.2)    (17.3)    (36.3)      (75.0)

(1) Operating income before depreciation and amortization and non-cash stock compensation. Management believes EBITDA is a meaningful measure of performance as substantially all of the Company's financing agreements contain financial covenants based on EBITDA. However, EBITDA is not intended to be a performance measure that should be regarded as an improvement or alternative to net income (loss). The Company has substantial non-cash charges to earnings from depreciation and amortization and non-cash stock compensation, which totalled $279,430,000, $289,086,000 and $295,567,000 for the years ended December 31, 1991, 1992 and
1993, respectively.

(2) Equals the difference between the consideration paid by employees for purchases of shares of Common
Stock of the Company under the Company's Restricted Stock Purchase Program and the fair market value of such shares at the date of issuance (as determined by the Company's Board of Directors), amortized over the vesting schedule relating to such shares. See Note 11 to the Company's Consolidated Financial Statements.

Results of Operations. The Company has generated increases in revenues and EBITDA in each of the past three fiscal years primarily through basic subscriber growth and increases in monthly revenue per average basic subscriber. During the period from January 1, 1991 through December 31, 1993, revenues and EBITDA increased at annual compound growth rates of 8% and 11%, respectively. The high level of depreciation and amortization associated with the Company's acquisitions and capital expenditures related to continued System construction and routine replacements and interest costs related to its financing activities have caused the Company to report net losses. The Company believes that such net losses are common for cable television companies.

1991--Revenues increased 11% to $1,039,163,000 and EBITDA increased 14% to $444,708,000. The increase in revenues resulted from a 3% increase in basic subscribers to 2,804,000 and an increase in monthly revenue per average basic subscriber from $31.29 to $32.98. The $1.69 increase reflected primarily (i) an increase of $1.81 due to basic rate increases and revenue growth from other services, (ii) an increase of $.43 in advertising and pay-per-view revenue and (iii) a decrease of $.55 in premium subscription revenue, which was due to the decrease in the pay-to-basic percentage from 99.7% to 92.9%, reflecting industry-wide trends. The total number of premium subscriptions decreased from 2,702,000 to 2,603,000 in 1991.

Operating, selling and general and administrative expenses increased 9% to $594,455,000, a rate of growth less than that of revenues reflecting operating efficiencies. Such efficiencies contributed to the 14% growth in EBITDA to $444,708,000. Depreciation and amortization expenses increased 2% to $269,363,000 as a result of reduced levels of acquisitions and capital expenditures as compared to prior years. Non-cash stock compensation increased 46% to $10,067,000 due to the vesting of a greater percentage of shares issued under the Company's Restricted Stock Purchase Program as compared to 1990. Operating income increased 38% to $165,278,000. Interest expense increased 3% to $323,123,000 in 1991 principally due to the increased debt incurred to finance the redemption of the remaining outstanding shares of the Company's redeemable Preferred Stock, offset in part by lower effective interest rates during 1991. As a result of such factors, 1991 net loss decreased by $33,809,000 to $161,642,000.

1992--Revenues increased 7% to $1,113,475,000 and EBITDA increased 10% to $488,330,000. The increase in revenues resulted from a 3% increase in basic subscribers to 2,876,000 and an increase in monthly revenue per average basic subscriber from $32.98 to $34.46. The $1.48 increase reflected primarily (i) an increase of $1.79 due to basic rate increases and revenue growth from other services, (ii) an increase of $.34 in advertising revenue, (iii) a decrease of $.08 in pay-per-view revenue due to the lack of availability of high-profile sporting events which could be offered as compared to 1991, a condition that prevailed industry-wide in 1992, and (iv) a decrease of $.57 in premium subscription revenue due to the decrease in the pay-to-basic percentage from 92.9% to 88.5%, again reflecting industry-wide trends. The total number of premium subscriptions decreased from 2,603,000 to 2,545,000 in 1992.

Operating, selling and general and administrative expenses increased 5% to $625,145,000, a rate of growth less than that of revenues, reflecting continued operating efficiencies. Such efficiencies contributed to the 10% growth in EBITDA. Depreciation and amortization expenses increased 4% to $279,403,000 primarily as a result of the write-off of previously deferred financing costs in connection with the refinancing in 1992 of certain indebtedness. Non-cash stock compensation decreased 4% to $9,683,000 due to the vesting of a reduced percentage of shares issued under the Company's Restricted Stock Purchase Program as compared to 1991. Operating income increased 21% to $199,244,000. Interest expense decreased 10% to $289,479,000 due to a reduction in debt of $326,612,000 and lower effective interest rates. Other (income) expenses included a preliminary gain on the sale of the Company's interest in North Central Cable Communications Corporation of $10,253,000, before post-closing adjustments. Also included was a charge of $10,280,000 due to litigation arising from the redemption of the limited partnership interests in the American Partnerships. As a result of such factors, 1992 net loss decreased $58,682,000 to $102,960,000.

1993--Revenues increased 6% to $1,177,163,000 and EBITDA increased 8% to $527,592,000. The increase in revenues resulted from a 1% increase in basic subscribers to 2,915,000 and an increase in monthly revenue per average basic subscriber from $34.46 to $35.76. The $1.30 increase reflected primarily (i) an increase of $1.34 due to basic rate increases made prior to the imposition of the FCC's rate regulation and revenue growth from other services, (ii) an increase of $.29 in advertising and pay-per-view revenue, and (iii) a decrease of $.33 in premium subscription revenue, which was due to the decrease in the pay-to-basic percentage from 88.5% to 84.2%, again reflecting industry-wide trends. The total number of premium subscriptions decreased from 2,545,000 to 2,454,000 in 1993.

Operating, selling and general and administrative expenses increased 4% to $649,571,000, a rate of growth less than that of revenues, reflecting continued operating efficiencies. Such efficiencies contributed to the 8% growth in EBITDA. Depreciation and amortization expenses increased 2% to $284,563,000. Non-cash stock compensation increased 14% to $11,004,000 due to the vesting of a greater percentage of shares issued under the Company's Restricted Stock Purchase Program as compared to 1992. Operating income increased 16% to $232,025,000. Interest expense decreased 4% to $276,698,000 due to a reduction in the average debt outstanding and lower effective interest rates.

Other (income) expense included a gain of $4,322,000 on the sale of marketable equity securities and a gain of $17,067,000 on the sale of investments, which consisted of a gain of $15,919,000 due to the exchange of the Company's equity interest in Insight Communications Company U.K., L.P. for stock representing a minority interest in International CableTel, Incorporated and a gain of $1,148,000 due to a post-closing adjustment in connection with the sale of the Company's interest in North Central Cable Communications Corporation. Also included in other (income) expense was a gain of $2,325,000 relating to the reversal of previously accrued liabilities recorded in connection with the American Partnerships litigation, which was settled in 1993. Equity in net loss of affiliates increased to $12,827,000 primarily due to the Company recording its proportionate share of losses from TCG and its affiliates.

Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which the Company implemented as of January 1, 1993, required a change from the deferred to the liability method for computing deferred income taxes. The cumulative effect of this change, which was made as of January 1, 1993, was a non-recurring increase in net loss of $184,996,000. The cumulative change resulted from net deferred tax liabilities recognized for the difference between the financial reporting and tax bases of assets and liabilities. Income tax expense (benefit) changed from an expense of $1,654,000 in 1992 to a benefit of $7,921,000 in 1993 due to deferred tax benefits recognized under SFAS 109. The income tax benefit for 1993 was decreased by $4,182,000 as a result of applying the newly enacted federal tax rates to deferred tax balances as of January 1, 1993.

As a result of such factors, net loss before cumulative effect of change in accounting for income taxes for the year ended December 31, 1993 decreased by $77,186,000 to $25,774,000.

                                  * * * * *

The Company expects that advertising and home shopping revenues (which currently represent approximately 5% of the Company's total revenues) may become a larger percentage of total revenues. These sources of revenues tend to be cyclical and seasonal in nature and could introduce cyclicality and seasonality to the Company's total revenues and EBITDA.

Inflation. Certain of the Company's expenses, such as those for wages and benefits, for equipment repair and replacement, and for billing and marketing, increase with general inflation. However, the Company does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically. (See "Business--Description of Business--Legislation and Regulation" for a description of recent legislation and pending regulation that may limit the Company's ability to raise its rates.)

Recent Accounting Pronouncements. In May 1993, the Financial Accounting Standards Board ("FASB") issued

Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which is effective for fiscal years beginning after December 15, 1993. SFAS 115 establishes standards for the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company plans to implement SFAS 115 as of January 1, 1994. Upon such implementation, the Company believes it will recognize an additional asset of approximately $140,920,000 and a deferred tax liability of $56,367,000, which will increase shareholders' equity.

In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which is effective for fiscal years beginning after December 15, 1994. SFAS 114 addresses the accounting for certain loans made by the Company to affiliates and certain employees if such loans are deemed impaired. The effect of implementing this statement will be immaterial to the Company's financial position and results of operations.

In November 1992, the FASB issued Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" ("SFAS 112"), which is effective for fiscal years beginning after December 15, 1993. SFAS 112 establishes standards for accounting for benefits provided to former or inactive employees and their dependents and beneficiaries before retirement. The effect of implementing this statement will not be significant on the Company's financial position and results of operations.

Liquidity and Capital Resources. The cable television business requires substantial financing for construction, expansion and maintenance of plant and for acquisitions. The Company has historically financed its capital needs and acquisitions through long-term debt and, to a lesser extent, through private issuances of equity and cash provided from operating activities. The Company's ability to generate cash adequate to meet its needs depends generally on its results of operations and on the availability of external financing.

The following table sets forth for the years indicated certain items from the Statements of Consolidated Cash Flows.

                                    Year Ended December 31,
                                 1991        1992         1993
                                         (In Thousands)
NET CASH PROVIDED FROM
 OPERATING ACTIVITIES         $ 123,543   $ 215,045     $ 250,504

NET CASH PROVIDED FROM
 (USED FOR) FINANCING
 ACTIVITIES:
 Net Borrowings
 (Repayments)                 $ 210,934   $(374,712)      165,509
 Stock Repurchased and
  Dividends Paid               (163,888)   (233,984)      (31,232)
 Issuance of Stock                --        548,189        46,500
 Other                           (1,765)        389        (2,580)
  Total                       $  45,281   $ (60,118)    $ 178,197
NET CASH PROVIDED FROM
 (USED FOR) INVESTING
 ACTIVITIES:
 Acquisitions, Net of
  Liabilities Assumed         $  (5,490)   $  --         $   --
 Property, Plant and
  Equipment                    (145,846)   (145,189)     (185,691)
 Investments                     (9,077)    (17,908)     (106,819)
 Other Assets                    (4,523)    (12,996)      (39,728)
 Purchase of Marketable
  Equity Securities               --          --           (8,042)
 Proceeds from Sale of
  Marketable Equity
  Securities                      --          --            5,719
 Proceeds from Sale of
  Investments                     --         34,253         1,148
  Total                       $(164,936)  $(141,840)    $(333,413)

1993 Transactions. On June 3, 1993, the Company publicly issued (the "June 1993 Offering") $100,000,000 in aggregate principal amount of 8-5/8% Senior Notes Due 2003 and $300,000,000 in aggregate principal amount of 9% Senior Debentures Due 2008. On August 16, 1993, the Company publicly issued (the "August 1993 Offering"; together with the June 1993 Offering, the "1993 Offerings") $200,000,000 in aggregate principal amount of 8-1/2% Senior Notes Due 2001, $275,000,000 in aggregate principal amount of 8-7/8% Senior Debentures Due 2005 and $525,000,000 in aggregate principal amount of 9-1/2% Senior Debentures Due 2013 (all of the foregoing securities are sometimes collectively referred to as the "Senior Unsecured Debt Securities").

The Company used the net proceeds from the issuance of the Senior Unsecured Debt Securities, which totalled approximately $1,372,617,000, primarily to:
(i) prepay in its entirety $184,500,000 of outstanding senior indebtedness, plus accrued interest thereon, of American Cablesystems of California, Inc., an indirectly wholly owned subsidiary of the Company; (ii) repay the entire $149,950,000 then outstanding under the Company's reducing revolving credit facility (the "Reducing Revolver"); (iii) prepay $770,000,000 of the term loans (the "Term Loans") outstanding under the Company's Credit Agreement (the "Credit Agreement"), plus accrued interest thereon; (iv) prepay in its entirety the $100,000,000 term loan outstanding under the Company's 1992 Credit Agreement (the "1992 Credit Facility"), plus accrued interest thereon; and (v) prepay in their entirety the $31,208,000 of the Company's outstanding Series A/B Senior Secured Notes due January 15, 1999, plus accrued interest thereon. The Company used the remainder of the net proceeds for general corporate purposes. As a result of the application of the net proceeds described above, the Company extended the average life of its total indebtedness by approximately 4 years to over 11 years. The Company also increased its borrowing availability under the Reducing Revolver from $400,000,000 to $500,000,000, none of which was outstanding as of December 31, 1993.

During the period from January 1, 1991 through December 31, 1993, the Company committed substantial capital resources for (i) construction and expansion of existing Systems, (ii) routine replacement of cable television plant, (iii) an increase in the channel capacity of certain Systems, (iv) construction of new Systems, and (v) an increase in the percentage of Systems which are equipped with addressable technology. In 1991, 1992 and 1993, capital expenditures totaled $145,846,000, $145,189,000 and $185,691,000, respectively. The Company has budgeted approximately $355,000,000 for capital expenditures for the Systems during 1994 which includes $257,000,000 for the cost to rebuild and expand channel capacity of, and to further deploy addressable technology in, several of its Systems, $60,000,000 for line extensions and customer connections and $38,000,000 primarily for routine replacement of its equipment. The Company's 1994 budget is not yet final due to uncertainty caused by the FCC's proposed rulemakings released on February 22, 1994, and will not become final until the Company can assess the impact of such regulations on the Company's business. (See "Business--Description of Business--Legislation and Regulation--1992 Cable Act".) The anticipated increase in capital expenditures during 1994 as compared to 1993 is due principally to the Company's intention to further expand channel capacity and to deploy addressable technology more extensively in its Systems. (See "Business--Description of Business--Technological Developments".)

During the year ended December 31, 1993, the Company made investments in an aggregate amount of $106,819,000, which related primarily to its ownership interests in TCG and Primestar. (See "Investments" and "Business--Description of Business--Competition".) The Company engaged in several other transactions reflected in Net Cash Provided From (Used For) Investing Activities in 1993. The Company exercised options for shares of common stock of Home Shopping Network, Inc. at a price of $8,042,000 and then sold a portion of the shares for $5,719,000. In addition, the Company received a post-closing adjustment of $1,148,000 from the disposition in 1992 of its interest in North Central Cable Communications Corporation. Finally, other assets increased by $39,728,000 primarily due to underwriting fees and expenses relating to the issuance of the Senior Unsecured Debt Securities and the capitalization of a termination fee of an interest rate protection agreement.

In November 1993, the Company issued and sold to a group of private investors 95,876 shares of Class A Common Stock for $46,500,000. The Company invested such net proceeds in cash equivalents which were later used in part to fund a repurchase of shares of Class A Common Stock from the partners of an investment limited partnership managed by Burr, Egan, Deleage & Co. (the "BED Partnership"). A condition to such repurchase by the Company was the release by the BED Partnership of all rights under the Stock Liquidation Agreement, described below, as to any shares not sold by such partnership and its partners. On December 21, 1993, the Company repurchased 64,176 shares from such partners for an aggregate purchase price of approximately $31,125,000, or $485 per share, which was the same per share price that investors paid in the November private placement. In March 1994, the Company repurchased 3,316 shares of Class B Common Stock from two other investment limited partnerships managed by Burr, Egan, Deleage & Co. for $485 per share. As a result of such repurchases and the release by the BED Partnership, the Company reduced its future obligations to repurchase shares pursuant to the 1998-1999 Share Repurchase Program, described below, by 83,939 shares.

1998-1999 Share Repurchase Program. In 1989, following various discussions with shareholders concerning the lack of a public trading market for the Company's Common Stock, the Company entered into a liquidity agreement (the "Stock Liquidation Agreement") with certain major shareholders, including H. Irving Grousbeck, MD Co. and Burr, Egan, Deleage & Co. (collectively, the "Subject Shareholders"), who together held 1,684,116 shares of Common Stock (or approximately 26% of the then outstanding shares of Common Stock). Shortly thereafter, the Company extended to its other shareholders the opportunity to participate in such program.

The Stock Liquidation Agreement provided for various liquidity arrangements, of which the only remaining one is the Company's obligation to repurchase the remaining shares of Common Stock held by the Subject Shareholders (other than MD Co., a large portion of whose shares were purchased in 1992), as well as by other shareholders who elected to participate in this aspect of the liquidity program (collectively, the "Selling Shareholders"), on December 15, 1998 (or January 15, 1999, at each Selling Shareholder's election) at the purchase price equal to the greater of (i) the dollar amount that a holder of Common Stock would receive per share of Common Stock upon a sale of the Company as a whole pursuant to a merger or a sale of stock or, if greater, the dollar amount a holder of Common Stock would then receive per share of Common Stock derived from the sale of the Company's assets and subsequent distribution of the proceeds therefrom (net of corporate taxes, including sales and capital gains taxes in connection with such sale of assets), in either case less a discount of 22.5% or (ii) the dollar amount equal to the net proceeds which would be expected to be received by a shareholder of the Company from the sale of a share of the Company's Common Stock in an underwritten public offering after, under certain circumstances, being reduced by pro forma expenses and underwriting discounts. None of the Officers or Directors of the Company elected to participate in the 1998-1999 Share Repurchase Program. The Selling Shareholders have agreed not to acquire any additional shares of the Company's Common Stock (or securities convertible into or granting the right to purchase shares of Common Stock). The maximum number of shares of Common Stock that the Company will be required to repurchase is 667,366 (currently representing approximately 11.70% of its outstanding shares of Common Stock, on a fully diluted basis assuming conversion of the Company's outstanding Convertible Preferred Stock into shares of Common Stock on a share-for-share basis).

The obligations of the Company to repurchase shares of Common Stock pursuant to the 1998-1999 Share Repurchase Program are subject to applicable requirements of law, including the relevant Delaware corporate statutes relating to impairment of capital. Section 160 of the Delaware General Corporation Law provides that, for the purpose of redeeming or otherwise acquiring outstanding shares of its capital stock, a corporation may use only those surplus funds which represent the amount by which the value of its net assets exceeds the aggregate amount represented by all the shares of its capital stock; to the extent funds used for redemption purposes exceed this amount, a corporation is deemed to have impaired its capital in violation of
Section 160. If the Company's financial position is such that it is unable to fulfill its obligations under the Stock Liquidation Agreement in compliance with this statutory requirement, the Company will be prohibited from consummating such transactions. The Company's obligations under the 1998-1999 Share Repurchase Program are also subject to existing and future agreements of the Company, including all existing and future financing agreements. Provisions in such agreements restricting the Company's ability to incur indebtedness or to make distributions to, or redeem or repurchase shares of capital stock from, its shareholders may prevent the Company from consummating the 1998-1999 Share Repurchase Program. (See Note 7 to the Company's Consolidated Financial Statements.) To the extent such program is thus prohibited, the Stock Liquidation Agreement provides that the Company's obligation to consummate the relevant repurchase or portion thereof will be deferred until such time as the consummation of such repurchase or portion thereof would be in compliance with such requirements of law and agreements.

In the event the Company is unable to perform its obligations to complete the 1998-1999 Share Repurchase Program within six months of the payment date therefor, the Company is obligated, at the request made within such six month period of any one or more Subject Shareholders (other than MD Co.) or transferees holding an aggregate of at least 100,000 shares of such transferred shares of Common Stock, to use its best efforts (subject to compliance with applicable laws and regulations) to cause the sale of all or substantially all of the assets of the Company and, following the consummation of such sale, to liquidate the Company.

Credit Arrangements of the Company. On December 31, 1993, the Company had cash on hand of $122,640,000 and the following credit arrangements: (i) the Credit Agreement, which provided for term loans in the aggregate principal amount of $754,550,000 as of such date; (ii) the 1992 Credit Facility, which provided for the Reducing Revolver in an amount of up to $500,000,000 (all of which was available as of such date); (iii) $171,500,000 of 10.12% Senior Notes Due 1999 to The Prudential Life Insurance Company; (iv) the Senior Unsecured Debt Securities (see "1993 Transactions" above); (v) $100,000,000 of 10-5/8% Senior Subordinated Notes Due 2002; (vi) $325,000,000 of 12-7/8%
Senior Subordinated Debentures Due 2004; (vii) $100,000,000 of Senior Subordinated Floating Rate Debentures Due 2004; and (viii) $300,000,000 of 11% Senior Subordinated Debentures Due 2007. Other miscellaneous debt was $26,128,000 on December 31, 1993.

The annual maturities of the Company's indebtedness for the years ending December 31, 1994, 1995, 1996, 1997 and 1998 will be $65,626,000,
$92,550,000, $99,350,000, $145,250,000 and $175,350,000, respectively.

The Company's subsidiaries are divided into Restricted Subsidiaries and Unrestricted Subsidiaries for purposes of its credit arrangements. Restricted Subsidiaries are the operating subsidiaries which own and operate the Company's Systems and which as a group are bound, to the same extent as the Company, by the covenants and obligations of substantially all of the Company's credit agreements. All subsidiaries of the Company that currently own and operate Systems have been designated Restricted Subsidiaries.

An Unrestricted Subsidiary currently guarantees up to $34,375,000 of Primestar's indebtedness. Primestar is incurring such indebtedness in connection with the construction of a successor satellite system. (See "Business--Description of Business--Competition".) The Company anticipates that the obligations under such guarantee will increase over the next three years up to a maximum of $70,625,000. This guarantee is currently secured by a pledge of certain marketable securities held by such Unrestricted Subsidiary, including shares of Common Stock of Turner Broadcasting System, Inc. In addition, the Company loaned approximately $9,000,000 to Primestar in 1993 to assist Primestar in its financing of its successor satellite system, which loans (plus accrued interest thereon) were repaid in the first quarter of 1994.

Investments. In 1993, the Company purchased 20% of TCG for a purchase price of $66,020,000. (See "Business-- Description of Business--Development of New Services; Alternate Access".) In addition, the Company has committed to loan up to $17,300,000 to TCG through 1997, of which $5,000,000 was advanced as of December 31, 1993. The Company anticipates that its funding commitments to TCG will increase over time. The Company has also invested $19,640,000 in joint ventures involving TCG and other cable operators and expects in the future to make additional investments in TCG and joint ventures involving

TCG. Such future possible investments cannot be quantified at this time and will be evaluated by the Company on a project-by-project basis. The Company funded its investment in TCG and joint ventures involving TCG through borrowings under the Reducing Revolver and cash from operating activities.

As of the date hereof, the Company has committed to spend approximately $135,000,000 for acquisitions of and investments in cable television systems in 1994. Of such amount, an Unrestricted Subsidiary of the Company advanced $80,000,000 in the first quarter of 1994 as a loan which is convertible into a 50% equity interest in a company which owns and operates cable television systems. The Company funded such investment with cash and cash equivalents. In addition, the Company anticipates that in the second quarter of 1994 it will close the acquisition of another cable television system for approximately $55,000,000. The Company expects to fund the purchase price for such system from borrowings under the Reducing Revolver.

Capital Resources. The Company's ability to generate cash adequate to meet its needs depends generally on its results of operations and on the availability of external financing. The Company believes that cash from operating activities, future borrowings under existing and new credit facilities and future equity issuances will be sufficient to fund its debt service obligations as well as anticipated capital expenditures, investments and its obligations under the 1998-1999 Share Repurchase Program. Although in the past the Company has been successful in refinancing its indebtedness and obtaining new financing, there can be no assurance that the Company will continue to be able to do so in the future or that the terms available will be favorable to the Company.

Recent Legislation. On October 5, 1992, Congress passed the 1992 Cable Act, which, among other things, authorizes the FCC to set standards for governmental authorities to regulate the rates for certain cable television services and equipment, and gives local broadcast stations the option to elect mandatory carriage or require retransmission consent. (See "Business--Description of Business--Legislation and Regulation--1992 Cable Act".)

Pursuant to authority granted under the 1992 Cable Act, the FCC in April 1993 promulgated rate regulations that establish maximum allowable rates for cable television services, except for services offered on a per-channel or per-program basis. On February 22, 1994 the FCC adopted a revised regulatory scheme which included, among other things, interim cost-of-service standards and a new benchmark formula. In creating the new benchmark formula, the FCC authorized a further reduction in rates for certain regulated services. As a result, rates for certain regulated services in effect on September 30, 1992 may now be reduced by up to 17% if they exceed the new per-channel benchmark. The old benchmark formula called for a reduction of up to 10%. As part of the implementation of the regulations, the FCC has frozen rates for regulated services from April 1, 1993 through May 15, 1994.

The FCC's regulations require rates for equipment to be cost-based, and require reasonable rates for regulated cable television services to be established based on, at the election of the cable television operator, either application of the FCC's benchmarks or a cost-of-service showing pursuant to standards adopted by the FCC.

To the extent that a cable television system's rates are found to exceed the reasonable rate determined by the methodology selected by the cable television operator, the rates will be subject to "rollbacks" and, in some cases, refunds. In addition, if a cable television system's rates for regulated services do not need to be reduced by 17% in order to reach the new benchmark adopted on February 22, 1994, such rates may nonetheless be subject to further reduction, up to a maximum reduction of 17% from the rates in effect on September 30, 1992, based upon the results of a pending FCC study of the operating costs of such cable television systems. The timing and amount of such rollbacks, refunds and further reductions, if any, for any system will depend on a number of factors, including the method of rate determination selected by the cable television operator, further clarification of the benchmark and cost-of-service methodologies adopted on February 22, 1994, the capacity of the FCC to efficiently process cost-of-service showings submitted by cable television operators, the success on the merits of such cost-of-service showings and the outcome of pending litigation challenging various aspects of the 1992 Cable Act.

In complying with the original FCC rate regulations promulgated on April 1, 1993 (which remain in effect until the new regulations become effective), the Company made permitted rate adjustments according to the original FCC benchmarks for regulated services in Systems serving a majority of the Company's basic subscribers. Substantially all of the remaining Systems have chosen a cost-of-service methodology to justify current rates. The Company believes that resolution of pending rate cases filed pursuant to the FCC's regulations will not have a material adverse effect upon the Company's operations for the year ended December 31, 1993.

The final text of the rules adopted by the FCC on February 22, 1994 has not yet been released. In addition, such rules relating to cost-of-service showings may be subject to further revisions. As a result, it is impossible to predict the exact impact of the rate regulations upon existing and future rates charged by the Company for its regulated tiers of service. It is, however, possible that such rate regulation could have a material adverse impact upon the future results of operations of the Company.

Item 8. Financial Statements and Supplementary Data.
The financial statements of the Company and related notes thereto, together with the Independent Auditors' Report of Deloitte & Touche, independent certified public accountants, follows beginning on page 20.

                         INDEPENDENT AUDITORS' REPORT

Continental Cablevision, Inc.:

We have audited the accompanying consolidated balance sheets of Continental Cablevision, Inc. and its subsidiaries as of December 31, 1992 and 1993 and the related statements of consolidated operations, consolidated shareholders' equity (deficiency) and consolidated cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements of Continental Cablevision, Inc. and its subsidiaries present fairly, in all material respects, the financial position of the companies at December 31, 1992 and 1993 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note 12 to the financial statements, the Company changed its method of accounting for income taxes in 1993.

DELOITTE & TOUCHE

Boston, Massachusetts
February 10, 1994
(March 9, 1994 as to
Notes 5 and 15 to the consolidated
financial statements)

                Continental Cablevision, Inc. and Subsidiaries
                         Consolidated Balance Sheets

                                                                            December 31,
                                                                        1992           1993
                                                                           (In Thousands)
                                             ASSETS
Cash and Cash Equivalents                                           $    27,352     $   122,640
Accounts Receivable--net                                                 36,085          44,530
Prepaid Expenses and Other                                                5,172           4,800
Supplies                                                                 26,598          31,638
Marketable Equity Securities                                             35,517          58,676
Investments                                                              35,275         136,186
Property, Plant and Equipment--net                                    1,213,848       1,211,507
Franchise Costs--net                                                    510,973         365,887
Other Assets--net                                                       112,376         115,989
    Total                                                           $ 2,003,196     $ 2,091,853

                       LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable                                                    $    40,851     $    43,342
Accrued Interest                                                         56,637          72,424
Accrued and Other Liabilities                                           151,315         145,191
Debt                                                                  3,011,669       3,177,178
Deferred Income Taxes                                                       626         105,041
Minority Interest in Subsidiaries                                         4,613           2,217
Redeemable Common Stock, $.01 par value;
 751,305 and 670,682 shares outstanding                                 223,716         213,548
Commitments and Contingencies (Notes 5, 8, 14, and 15)                   -               -
Shareholders' Equity (Deficiency):
  Preferred Stock, $.01 par value; 1,557,142 shares authorized;
   none outstanding                                                      -               -
  Series A Convertible Preferred Stock, $.01 par value;
   1,142,858 shares authorized and outstanding;
   liquidation preference $416,861,000 and $450,976,000                      11              11
  Class A Common Stock, $.01 par value; 7,500,000 shares
 authorized;
   137,373 and 248,060 shares outstanding                                     1               2
  Class B Common Stock, $.01 par value; 7,500,000 shares
 authorized;
   3,665,820 and 3,652,420 shares outstanding                                37              37
  Additional Paid-In Capital                                            558,679         577,249
  Unearned Compensation                                                 (34,919)        (23,577)
  Deficit                                                            (2,010,040)     (2,220,810)
   Shareholders' Equity (Deficiency)                                 (1,486,231)     (1,667,088)
    Total                                                           $ 2,003,196     $ 2,091,853

               See Notes to Consolidated Financial Statements.

                Continental Cablevision, Inc. and Subsidiaries
                    Statements of Consolidated Operations

                                                                   Year Ended December 31,
                                                               1991         1992         1993
                                                               (In Thousands, Except Per Share
                                                                          Amounts)
Revenues                                                   $1,039,163   $1,113,475     $1,177,163
Costs and Expenses:
 Operating                                                    347,469      365,513        382,195
 Selling, General and Administrative                          246,986      259,632        267,376
 Restricted Stock Purchase Program                             10,067        9,683         11,004
 Depreciation and Amortization                                269,363      279,403        284,563
    Total                                                     873,885      914,231        945,138
Operating Income                                              165,278      199,244        232,025
Other (Income) Expense:
 Interest                                                     323,123      289,479        276,698
 Equity in Net Loss of Affiliates                               3,380        9,402         12,827
 Gain on Sale of Marketable Equity Securities                   -            -             (4,322)
 Gain on Sale of Investments                                    -          (10,253)       (17,067)
 Partnership Litigation                                         1,827       10,280         (2,325)
 Minority Interest in Net Income of Subsidiaries                   47          136            184
 Dividend Income                                               (2,281)        (330)          (650)
 Other                                                         (1,037)       1,836            375
    Total                                                     325,059      300,550        265,720
Loss From Operations Before Income Taxes and Cumulative
 Effect of Change in Accounting for Income Taxes             (159,781)    (101,306)       (33,695)
Income Tax Expense (Benefit)                                    1,861        1,654         (7,921)
Loss Before Cumulative Effect of Change in Accounting
 for Income Taxes                                            (161,642)    (102,960)       (25,774)
Cumulative Effect of Change in Accounting for Income
 Taxes                                                          -            -           (184,996)
Net Loss                                                     (161,642)    (102,960)      (210,770)
Preferred Stock Preferences                                    (5,771)     (16,861)       (34,115)
Loss Applicable to Common Shareholders                     $ (167,413)  $ (119,821)    $ (244,885)
Loss Per Common Share:
 Loss Before Cumulative Effect of Change in Accounting
 for  Income Taxes                                         $   (35.61)  $   (25.06)    $   (13.13)
 Cumulative Effect of Change in Accounting for
  Income Taxes                                                  -            -             (40.55)
 Net Loss                                                  $   (35.61)  $   (25.06)    $   (53.68)

               See Notes to Consolidated Financial Statements.

                Continental Cablevision, Inc. and Subsidiaries
         Statements of Consolidated Shareholders' Equity (Deficiency)

                                                       Common Stock
                                          Series A
                                       Convertible                    Additional                    Retained
                                         Preferred    Class    Class     Paid-In     Unearned       Earnings
                                           Stock        A        B       Capital  Compensation      (Deficit)
                                                                     (In Thousands)
Balance, January 1, 1991                       $-      $ 32      $-        $-         $(22,685)     $(1,736,882)
 Net Loss                                       -        -        -        -              -            (161,642)
 Preferred Stock Dividends                      -        -        -       (5,771)         -              -
 Accretion of Redeemable
  Common Stock                                  -        -        -         (207)         -              (8,556)
 Common Stock Issued for Acquisition            -        -        -        6,401          -              -
 Restricted Stock Purchase Program:
  Stock Issued                                  -        -        -          360          (360)          -
  Stock Vested                                  -        -        -        -            10,067           -
  Stock Forfeited                               -        -        -         (783)          501           -
Balance, December 31, 1991                      -        32       -        -           (12,477)      (1,907,080)
 Net Loss                                       -        -        -        -              -            (102,960)
 Accretion of Redeemable
  Common Stock                                  -        -        -      (13,806)         -              -
 Reclassification of Redeemable
  Common Stock                                  -         3        1     141,958          -              -
 Issuance of Series A Convertible
  Preferred Stock                               11       -        -      394,338          -              -
 Conversion of Class A to Class B
  Common Stock                                  -       (33)      33       -              -              -
 Issuance of Class B Common Stock               -        -         5     153,834          -              -
 Restricted Stock Purchase Program:
  Stock Issued                                  -         1       -       32,779       (32,779)          -
  Stock Vested                                  -        -        -        -             9,683           -
  Stock Forfeited                               -        -        -         (654)          654           -
  Stock Exchanged for Loans                     -        -        -       (3,513)         -              -
 Stock Repurchased                              -        (2)      (2)   (146,257)         -              -
Balance, December 31, 1992                      11        1       37     558,679       (34,919)      (2,010,040)
 Net Loss                                       -        -        -        -              -            (210,770)
 Accretion of Redeemable
  Common Stock                                  -        -        -      (14,766)         -              -
 Issuance of Class A Common Stock               -         1       -       46,499          -              -
 Reclassification of Redeemable
 Common  Stock to Class A Common
 Stock                                          -        -        -        5,085          -              -
 Restricted Stock Purchase Program:
  Stock Issued (Class B)                        -        -        -          544          (544)          -
  Stock Vested                                  -        -        -        -            11,004           -
  Stock Forfeited                               -        -        -         (882)          882           -
  Stock Exchanged for Loans                     -        -        -       (6,526)         -              -
 Stock Repurchased                              -        -        -      (11,384)         -              -
Balance, December 31, 1993                     $11     $  2      $37   $ 577,249      $(23,577)     $(2,220,810)

               See Notes to Consolidated Financial Statements.

                Continental Cablevision, Inc. and Subsidiaries
                    Statements of Consolidated Cash Flows

                                                                 Year Ended December 31,
                                                            1991         1992           1993
                                                                     (In Thousands)
Operating Activities:
 Net Loss                                                $(161,642)  $  (102,960)    $  (210,770)
 Adjustments to Reconcile Net Loss to Net Cash
 Provided  from Operating Activities:
 Cumulative Effect of Change in Accounting for
  Income Taxes                                               -            -              184,996
 Depreciation and Amortization                             269,363       279,403         284,563
 Restricted Stock Purchase Program                          10,067         9,683          11,004
 Equity in Net Loss of Affiliates                            3,380         9,402          12,827
 Gain on Sale of Marketable Equity Securities                -            -               (4,322)
 Gain on Sale of Investments                                 -           (10,253)        (17,067)
 Minority Interest in Net Income of Subsidiaries                47           136             184
 Deferred Income Taxes                                       -            -               (9,788)
 Accrued Interest                                          (11,086)      (10,965)         15,787
 Accounts Payable, Accrued and Other Liabilities            17,838        40,649          (3,633)
 Other Working Capital Changes                              (4,424)          (50)        (13,277)
   Net Cash Provided From Operating Activities             123,543       215,045         250,504
Financing Activities:
 Proceeds from Borrowings--net                             616,950       918,000       1,534,850
 Repayment of Borrowings                                  (406,016)   (1,292,712)     (1,369,341)
 Redemption of Preferred Stock and Dividends Paid         (163,606)       -               -
 Increase (Decrease) in Minority Interests                  (1,765)          389          (2,580)
 Issuance of Series A Convertible Preferred Stock            -           394,349          -
 Issuance of Common Stock                                    -           153,840          46,500
 Repurchase of Common Stock and Redeemable
  Common Stock                                                (282)     (233,984)        (31,232)
   Net Cash Provided From (Used For)
    Financing Activities                                    45,281       (60,118)        178,197
Investing Activities:
 Acquisitions, Net of Liabilities Assumed                   (5,490)       -               -
 Property, Plant and Equipment                            (145,846)     (145,189)       (185,691)
 Investments                                                (9,077)      (17,908)       (106,819)
 Other Assets                                               (4,523)      (12,996)        (39,728)
 Purchase of Marketable Equity Securities                    -            -               (8,042)
 Proceeds from Sale of Marketable Equity Securities          -            -                5,719
 Proceeds from Sale of Investment--net                       -            34,253           1,148
   Net Cash Used For Investing Activities                 (164,936)     (141,840)       (333,413)
Net Increase in Cash and Cash Equivalents                    3,888        13,087          95,288
Balance at Beginning of Year                                10,377        14,265          27,352
Balance at End of Year                                   $  14,265   $    27,352     $   122,640

               See Notes to Consolidated Financial Statements.

                Continental Cablevision, Inc. and Subsidiaries

                  Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Continental Cablevision, Inc. (the Company) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair value due to the short maturity of these investments.

Supplies and Property, Plant and Equipment
Supplies are stated at the lower of cost (first-in, first-out method) or market. Property, plant and equipment are stated at cost and include capitalized interest of $396,000, $766,000 and $908,000 in 1991, 1992 and
1993, respectively. Depreciation is provided using the straight-line group method over estimated useful lives as follows: buildings, 25 to 40 years; reception and distribution facilities, 3 to 15 years; and equipment and fixtures, 4 to 12-1/2 years. (See Note 6)

Franchise Costs
Franchise costs represent amounts allocated to franchises in various acquisitions and costs deferred in connection with successful franchise applications. Such amounts are amortized over the lives of the related franchises, generally 10 to 15 years. Accumulated amortization aggregated $466,456,000 and $561,244,000 at December 31, 1992 and 1993, respectively.

Other Assets
Other assets are principally composed of goodwill, deferred financing costs and loans to employees (see Note 11). Goodwill represents the excess of the Company's purchase price over the fair value of identifiable assets acquired in various transactions, and is amortized over 40 years. Accumulated amortization aggregated $54,625,000 and $61,209,000 at December 31, 1992 and 1993, respectively.

Investments
Investments in 20-50% owned affiliates are generally accounted for using the equity method. Investments in less than 20% owned companies are generally accounted for using the cost method. (See Note 5)

Allowance for Doubtful Accounts
The allowance for doubtful accounts at December 31, 1992 and 1993 is $9,072,000 and $9,435,000, respectively.

Income Taxes
The Company implemented Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) as of January 1, 1993. SFAS 109 requires the recognition of deferred tax liabilities and assets for the future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. In addition, future tax benefits, such as net operating loss and investment tax credit carryforwards are recognized to the extent realization of such benefits is more likely than not. (See Note 12)

Fair Value of Financial Instruments
The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1992 and 1993. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein. (See Notes 4, 5, 7 and 9)

Loss per Common Share
Loss per common share is calculated by dividing the loss available to common shareholders by the weighted average number of common shares outstanding of 4,701,000, 4,782,000 and 4,562,000 for the years ended December 31, 1991,
1992 and 1993, respectively. Shares of Convertible Preferred Stock were not assumed to be converted into shares of common stock since the result would be anti-dilutive by decreasing the loss per share for the years ended December 31, 1992 and 1993.

Recent Accounting Pronouncements
In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity

Continental Cablevision, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements (Continued)



Securities (SFAS 115), which, is effective for fiscal years beginning after December 15, 1993. SFAS 115 establishes standards for the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. The Company plans to implement SFAS 115 as of January 1, 1994. Upon such implementation, the Company believes it will recognize an additional asset of approximately $140,920,000 and a deferred tax liability of $56,367,000, which will increase shareholders' equity.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), which is effective for fiscal years beginning after December 15, 1994. SFAS 114 addresses the accounting for certain loans made by the Company to affiliates and certain employees, if such loans are deemed impaired. The effect of implementing this statement will not be significant to the Company's financial position and results of operations.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, Employers' Accounting for Post-Employment Benefits (SFAS 112). SFAS 112 establishes standards for accounting for benefits provided to former or inactive employees and their dependents and beneficiaries before retirement. SFAS 112 is effective for fiscal years beginning after December 15, 1993. The effect of implementing this statement will not be significant to the Company's financial position and results of operations.

Reclassifications
Certain amounts have been reclassified from previous presentation in the accompanying consolidated financial statements.

2. Supplemental Disclosure of Cash Flows
The following represents non-cash investing and financing activities and cash paid for interest and income taxes during the years ended December 31, 1991, 1992 and 1993.


                                                 December 31,
                                        1991         1992         1993
                                                (In Thousands)
Acquisition:
 Fair Value of Assets Acquired        $  6,401     $       -      $       -
 Common Stock Issued for
  Acquisition                           (6,401)        -              -
  Total                               $       -    $       -      $       -
Dispositions:
 Gain on Sale of Investment
  (See Note 5)                        $       -    $ 10,253       $ 15,919
 Deferred Gain on Sale of
  Investment                              -            -               165
 Bases of Assets Sold                     -            -               429
 Gain on Sale of Marketable
  Equity Securities                       -            -             3,471
 Bases of Properties Received             -            -           (19,984)
 Promissory Note Issued
  to Buyer                                -          24,000           -
 Proceeds Received from
  Disposition                         $       -    $ 34,253       $       -
Accretion of Redeemable Common
 Stock                                $   8,763    $ 13,806       $ 14,766
Accretion of Series A Convertible
 Preferred Stock                      $       -    $ 16,861       $ 34,115
Cash Paid During the Year
 for Interest                         $334,209     $301,210       $261,846
Cash Paid During the Year
 for Income Taxes                     $   1,801    $  1,259       $  2,370



3. Acquisitions
During 1991, the Company purchased cable television systems for approximately $5,490,000 and also purchased for stock the non-owned interest in a partnership managed by the Company for approximately $6,401,000. This investment was previously accounted for using the equity method. The effect of these acquisitions on the Company's results of operations was not material.

The accompanying financial statements reflect the results of operations commencing on the acquisition dates.

4. Marketable Equity Securities
Marketable equity securities are carried at cost and have an aggregate market value of $142,538,000 and $199,596,000 at December 31, 1992 and 1993,
respectively.

5. Investments
In October 1993, the Company exchanged its equity interest in Insight Communications Company U.K., L.P. for stock representing less than a 5% interest in International CableTel, Incorporated (CableTel), a telecommunications company operating in the United Kingdom. The Company has accounted for the investment in CableTel as a marketable equity security and recorded a gain of $15,919,000.

Continental Cablevision, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements (Continued)



In May 1993, the Company purchased a 20% interest in Teleport Communications Group Inc. (TCG) for $60,020,000 and has contributed $6,000,000 for a 20% interest in TCG Partners, a related partnership. In addition, the Company has made commitments to TCG to loan up to $17,300,000 through 1997, of which $5,000,000 was borrowed as of December 31, 1993. The Company also has invested $19,640,000 in various partnerships with TCG Partners. TCG and its affiliates are telecommunications companies which operate fiber optic networks in the United States.

In September 1992, the Company completed the disposition of its 50% interest in North Central Cable Communications Corporation (NCCC) to Meredith/New Heritage Strategic Partners, L.P. (Meredith) and simultaneously purchased an ownership interest in Meredith. The Company sold a portion of its interest in NCCC for $48,253,000 in cash and simultaneously invested $14,000,000 of the proceeds in Meredith. In addition, the Company exchanged its remaining interest in NCCC and issued a $24,000,000 promissory note to Meredith and, as a result, currently has approximately a one-third ownership interest in Meredith. The $10,253,000 preliminary gain represented the proceeds received less the basis in NCCC, the cash investment in Meredith and the promissory note. In April 1993, an additional gain of $1,148,000 was recorded due to the receipt of previously escrowed funds. The Company also received $14,000,000 from Meredith as a prepayment for services provided by the Company which was recorded in accrued and other liabilities on the balance sheet. Meredith operates several cable systems in Minnesota and North Dakota.

In January 1992, the Company purchased an ownership interest in N-Com Limited Partnership II (N-Com) for approximately $4,465,000. N-Com operates several cable systems located in Michigan.

The Company also has various investments in cable television companies which are not individually material to the Company. The Company has approximately a one-third ownership interest in these companies and therefore accounts for these investments using the equity method.

The major components of these companies' combined financial position as of the balance sheet dates and the results of operations for the years then ended were as follows (reflects the Company's proportionate share for the periods which the investments were owned):

                                   December 31,
                                 1992       1993
                                  (In Thousands)
Property, Plant and
 Equipment                    $ 49,000    $106,000
Total Assets                   165,000     253,000
Total Liabilities              165,000     196,000
Equity                            -         57,000

                                        December 31,
                                 1991      1992       1993
                                       (In Thousands)
Revenues                      $ 39,000  $ 49,000    $ 63,000
Depreciation and
 Amortization                   20,000    20,000      22,000
Operating Loss                  (4,000)   (4,000)     (5,000)
Net Loss                       (15,000)  (21,000)    (19,000)

At December 31, 1993, the Company has $10,626,000 of investments and $8,895,000 of advances in Primestar Partners, L.P. (Primestar), a limited partnership that provides direct broadcast satellite services. This investment represents approximately a 10% interest, is carried at cost and quoted market prices are not available. Due to the excessive cost involved in performing alternative valuation methodologies it was not practicable to estimate the fair value of the investment as of December 31, 1993. As of December 31, 1992, it was estimated that the carrying value of the investment in Primestar of $6,986,000 approximated fair value. Subsequent to December 31, 1993, Primestar repaid the outstanding advances and a wholly owned subsidiary of the Company issued a standby letter of credit of $34,375,000 on behalf of Primestar, which guaranteed a portion of the financing received for the construction of a successor satellite system. The letter of credit is secured by certain marketable equity securities with a market value of $89,709,000 as of December 31, 1993.

Other investments, none of which were individually material to the Company, were carried at an aggregate cost of $22,629,000 and $27,741,000 at December 31, 1992 and 1993, respectively. These other investments are valued by management at $36,634,000 and $40,543,000 as of December 31, 1992 and 1993,
respectively, primarily based on recent private transactions or other valuation methods.

Subsequent to December 31, 1993, the Company advanced $80,000,000 as a loan, convertible into a 50% equity interest in a company which owns and operates cable systems.

Continental Cablevision, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements (Continued)


6. Property, Plant and Equipment
The components of property, plant and equipment are as follows:


                                                December 31,
                                             1992         1993
                                               (In Thousands)
Land and Buildings                        $   48,806    $   50,040
Reception and Distribution Facilities      1,834,816     1,893,925
Equipment and Fixtures                       223,345       249,192
 Total                                     2,106,967     2,193,157
Less--Accumulated Depreciation               893,119       981,650
Property, Plant and Equipment--net        $1,213,848    $1,211,507

7. Debt
Total debt outstanding is as follows:


                                                December 31,
                                             1992         1993
                                               (In Thousands)
Bank Indebtedness:
 The Company                              $1,717,425    $  754,550
 Unrestricted Subsidiary                     195,875         -
  Total Bank Indebtedness                  1,913,300       754,550
Insurance Company Notes                      191,000       171,500
Senior Secured Notes                          31,231         -
Senior Notes and Debentures                    -         1,400,000
Subordinated Debt                            850,000       825,000
Other                                         26,138        26,128
  Total                                   $3,011,669    $3,177,178


At December 31, 1993, the Company's Bank Indebtedness includes the Term Loan and the Credit Agreement. The Term Loan of $754,550,000 bears interest at a rate between the agent bank's prime rate (6% at December 31, 1993) and prime plus l%, depending on certain financial tests. The Term Loan requires increasing quarterly installments through 2000. Prepayments are required if the Restricted Group sells assets, incurs certain indebtedness, or has excess cash flow, as defined in the Term Loan. At December 31, 1993, the Credit Agreement consists of a $500,000,000 revolving credit facility, of which none is outstanding. Credit availability under the revolving credit facility will decrease quarterly commencing April 1994, with a final maturity in December 2000. Borrowings under the Credit Agreement bear interest at a rate between the agent bank's prime rate (6% at December 31, 1993) plus 1/2% and prime plus 1-1/4%, depending on certain financial tests. At the Company's option, the interest rates under the Term Loan and Credit Agreement may be fixed at a spread over certain money market rates for various terms up to five years.

The Insurance Company Notes bear interest at 10.12%, require increasing semi-annual repayments through July 1, 1999 and rank pari passu in right of payment with the Company's Bank Indebtedness (collectively, Senior Secured
Debt). The stock of the Company's Restricted Subsidiaries is pledged as collateral for the Senior Secured Debt.

The Company's unsecured Senior Notes and Debentures (Senior Unsecured Debt) rank pari passu in right of payment with the Senior Secured Debt and are non-redeemable prior to maturity, except for the 9-1/2% Senior Debentures. The 9-1/2% Senior Debentures are redeemable at the Company's option at par plus declining premiums beginning in 2005. In addition, at any time prior to August 1996, the Company may redeem a portion of the 9-1/2% Senior Debentures at a premium with the proceeds from any offering by the Company of its capital stock. No sinking fund is required for any of the Senior Unsecured Debt. The Senior Unsecured Debt consists of the following:


                                                      December 31,
                                                          1993
                                                     (In Thousands)
8-1/2% Senior Notes, Due September 15, 2001               $  200,000
8-5/8% Senior Notes, Due August 15, 2003                     100,000
8-7/8% Senior Debentures, Due September 15, 2005             275,000
9% Senior Debentures, Due September 1, 2008                  300,000
9-1/2% Senior Debentures, Due August 1, 2013                 525,000
  Total                                                   $1,400,000



The Company's Senior Unsecured Debt and Senior Secured Debt (collectively, Senior Debt) limit the Restricted Group with respect to, among other things,
(i) dividends and repurchases of capital stock and subordinated debt in an aggregate amount in excess of $864,000,000, (ii) the creation of liens and additional indebtedness, (iii) property dispositions, and (iv) investments and leases, and require certain minimum ratios of cash flow to debt and to related fixed charges.

The Company's Subordinated Debt is redeemable at the Company's option at par plus declining premiums at various dates, and is subordinated to the Company's Senior Debt. Subordinated Debt consists of the following:


                                               December 31,
                                             1992        1993
                                              (In Thousands)
10-5/8% Senior Subordinated Notes,
 Due June 15, 2002                         $100,000     $100,000
12-7/8% Senior Subordinated Debentures,
 Due November 1, 2004                       350,000      325,000
Senior Subordinated Floating Rate
 Debentures, Due November 1, 2004           100,000      100,000
11% Senior Subordinated Debentures, Due
 June 1, 2007                               300,000      300,000
  Total                                    $850,000     $825,000

Continental Cablevision, Inc. and Subsidiaries
         Notes to Consolidated Financial Statements (Continued)




The 12-7/8% Senior Subordinated Debentures have mandatory annual sinking fund payments on November 1, 2002 and 2003 which will retire 50% of such debentures prior to maturity. In December 1993, the Company repurchased $25,000,000 of these debentures at a premium of $3,075,000, which was recorded as interest expense.

The Senior Subordinated Floating Rate Debentures bear interest at LIBOR plus 3% through November 1996, increasing to LIBOR plus 6.5% through maturity.

The Company currently has Interest Rate Exchange Agreements (Swaps) pursuant to which it pays fixed interest rates averaging 8.1% on notional amounts of $1,100,000,000 (expiring 1994 through 2000) and variable interest rates on notional amounts of $1,775,000,000 (expiring 1994 through 2003). The variable interest rates currently range from 3.4% to 3.5%. In addition, the Company has $300,000,000 of Interest Rate Cap Agreements (Caps) which limit six month LIBOR to 8% and expire in 1995. The Company's exposure, if the other parties fail to perform under the agreements, would be limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due under these agreements. Subsequent to December 31, 1993, the Company entered into additional Caps of $100,000,000 and $200,000,000 which limit six month LIBOR to 8% and 5.15%, respectively, and expire in 1996 and 1995, respectively.

The fair value of total debt is estimated to be $3,137,955,000 and $3,510,020,000 as of December 31, 1992 and 1993, respectively. The fair value is based on recent trades and dealer quotes, adjusted for an unrealized loss of $101,178,000 and $94,547,000, respectively, which represents the fair value of interest rate exchange agreements based on estimates obtained from dealers.

Annual maturities of debt for the five years subsequent to December 31, 1993, are as follows:



                 (In Thousands)
  1994               $   65,626
  1995                   92,550
  1996                   99,350
  1997                  145,250
  1998                  175,350
  Thereafter          2,599,052
                     $3,177,178



8. Commitments
The Company and its subsidiaries have entered into various operating lease agreements, with total commitments of $37,463,000 as of December 31, 1993. Commitments under such agreements for the years 1994-1998 approximate $8,191,000, $7,403,000, $6,538,000, $4,315,000 and $3,519,000, respectively.
The Company and its subsidiaries also rent pole space from various companies under agreements which are generally terminable on short notice. Lease and rental costs charged to operations for the years ended December 31, 1991, 1992, and 1993 were $16,500,000 $17,876,000 and $18,378,000, respectively.

The Company has entered into a purchase and sale agreement to purchase a cable television system for approximately $55,000,000. This transaction is expected to close in the second quarter of 1994.

9. Redeemable Stock
Pursuant to a Stock Liquidation Agreement with certain shareholders (the Selling Shareholders), the Company committed to repurchase 1,228,193 shares of its common stock in December 1998 or January 1999 at a defined purchase price (Purchase Price). The Purchase Price is the greater of the estimated amount of net proceeds per share from an underwritten public offering of the Company's common stock or, the net proceeds per share from the liquidation of the Company less a 22.5% discount. The Stock Liquidation Agreement also required the Company to offer to repurchase up to 300,000 shares from all shareholders by October 15, 1993 (the Mandatory Tender Offer).

The initial estimated repurchase cost for the entire 1,528,193 shares of Redeemable Common Stock has been adjusted by periodic accretions through the repurchase dates, based on the interest method, of the difference between the initial estimate and the subsequent estimates of the Purchase Price. The fair value of the Redeemable Common Stock is estimated at $286,721,000 and $339,365,000 as of December 31, 1992 and 1993, respectively, based on the estimate of the Purchase Price at these dates of $382 and $506 per share, respectively, as determined by the Company's investment banker.

In the event the Company is unable to meet its commitments under the Stock Liquidation Agreement, the Selling Shareholders may cause the sale of all or substantially all of the assets of the Company.

Pursuant to the Company's August 1992 Tender Offer, the Company repurchased 319,022 Redeemable Common shares, 159,437 Class A shares, and 237,302 Class B shares in October 1992 for approximately $239,852,000, of which $5,868,000 was paid in January 1993. This transaction satisfied the Mandatory Tender Offer and, together with agreements with certain shareholders to withdraw

Continental Cablevision, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements (Continued)



from the 1998-1999 Share Repurchase, reduced the number of Redeemable Common shares to 751,305 shares.

In December 1993, the Company repurchased 64,176 Redeemable Common shares for approximately $31,125,000. This transaction, together with an agreement with a certain shareholder to withdraw from the 1998-1999 Share Repurchase, reduced the number of Redeemable Common shares to 670,682 shares. The effect of these transactions on certain accounts is as follows:



                                Redeemable               Additional
                                  Common      Common      Paid-In
                                   Stock      Stock       Capital
                                           (In Thousands)
Repurchase of 715,761 Shares
 (319,022 were Redeemable
 Shares)                         $ (93,591)       $ (4)   $(146,257)
Reclassification of 457,866
 Shares to Common Stock           (141,962)         4       141,958
  Total for the Year Ended
   December 31, 1992             $(235,553)       $ -     $  (4,299)
Repurchase of 64,176
 Redeemable Shares               $ (19,848)       $ -     $ (11,277)
Reclassification of 16,447
 Shares to Common Stock             (5,085)        -          5,085
  Total for the Year Ended
   December 31, 1993             $ (24,933)       $ -     $  (6,192)



During 1991, the Company redeemed the remaining outstanding shares of Redeemable Preferred Stock for approximately $163,606,000.

10. Shareholders' Equity (Deficiency)
In May 1992, the Company adopted amendments to its Certificate of Incorporation and By-laws which reclassified the Company's outstanding common stock, which has one vote per share, as Class A Common Stock, and created a new class of common stock, Class B Common Stock, which has ten votes per share. At December 31, 1993, there were 250,244 and 4,320,918 Class A and Class B shares of common stock outstanding, respectively. Shareholders' Equity (Deficiency) reflects only 248,060 and 3,652,420 Class A and Class B shares of common stock outstanding, respectively, due to the classification of 670,682 shares as Redeemable Common Stock.

In November 1993, the Company sold 95,876 shares of Class A Common Stock for approximately $46,500,000. During 1992, the Company sold 469,275 shares of Class B Common Stock for approximately $153,839,000 after $1,161,000 of expenses related to the offerings.

In June 1992, the Company sold 1,142,858 shares of Series A Convertible Preferred Stock (Convertible Preferred), $.01 par value, for $350 per share. Net proceeds were approximately $394,349,000 after expenses related to the offering. Each Convertible Preferred share is entitled to ten votes per share, shares equally with each common share in all dividends and distributions, and is convertible into one share of common stock, at any time, at the option of the holder. The Convertible Preferred stockholders have the right, at any time after the third anniversary of the purchase date, to sell their shares in a public offering by causing the Company to register such shares under the Securities Act of 1933. Certain other shareholders of the Company have similar registration rights.

The Convertible Preferred has a liquidation preference equal to the greater of its Accreted Value or the amount which would be distributed to common stockholders assuming conversion of the Convertible Preferred. The Accreted Value assumes a yield of 8% per annum, compounded semi-annually in arrears on the $350 purchase price per share. The carrying value of the Convertible Preferred has been increased by $34,115,000 to reflect the Accreted Value of $450,976,000 as of December 31, 1993.

After the fifth anniversary of the purchase date, if the value of the common stock is greater than 137.5% of the then Accreted Value, the Company will have the right to convert each outstanding share of Convertible Preferred into one share of common stock.

On the tenth anniversary of the purchase date, each outstanding share of Convertible Preferred may be converted at the option of the holder or the Company into a number of common shares which will have a value equal to the Accreted Value. The Company may, at its sole option, purchase for cash at the Accreted Value all or part of the Convertible Preferred instead of accepting or requiring conversion.

In connection with the above-referenced sale of shares of Convertible Preferred Stock and Class B Common Stock, the issuance of subordinated debt, senior notes, and debentures, and certain other investment banking services, the Company paid aggregate fees and underwriting discounts to Lazard Freres & Company (Lazard) of approximately $9,000,000 and $7,700,000 in 1992 and 1993, respectively. Two directors of the Company are general partners of Lazard and are managing directors of Corporate Partners, L.P., which purchased 728,953 shares of Convertible Preferred on the same terms as all other purchasers of Convertible Preferred.

11.  Restricted Stock Purchase Program
The Company maintains a Restricted Stock Purchase Program under which certain employees of the Company, selected by the Board of Directors, are permitted to buy

Continental Cablevision, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements (Continued)



shares of the Company's common stock at the par value of one cent per share. The shares remain wholly or partly subject to forfeiture for five years, during which a pro rata portion of the shares becomes "vested" at six-month intervals. Upon termination of employment with the Company, an employee must resell to the Company, for the price paid by the employee, the employee's shares which are not then vested. For financial statement presentation, the difference between the purchase price and the fair market value at the date of issuance (as determined by the Board of Directors) is recorded as additional paid-in capital and unearned compensation, and charged to operations through 1996 as the shares vest. Shares of common stock issued under the program for the years ended December 31, 1991, 1992, and 1993 were 1,200 and 108,450 and 1,600, respectively. At December 31, 1992 and 1993, 119,728 and 78,327 shares, respectively, were not yet vested. In connection with the Restricted Stock Purchase Program, a wholly-owned subsidiary of the Company has loaned approximately $20,580,000 and $14,035,000 at December 31, 1992 and 1993, respectively, to the participating employees to fund their individual tax liabilities. These loans are due through 1996, bear interest at a range from 5% to 8% , and are included in Other Assets in the accompanying financial statements.

12. Income Taxes
At December 31, 1993, the Company and its subsidiaries have net operating loss carryforwards of approximately $959,000,000 for federal income tax purposes expiring through 2008, and investment tax credit carryforwards of approximately $60,000,000 expiring through 2005.

Effective January 1, 1993, the Company implemented the provisions of SFAS 109 and recognized an additional charge of $184,996,000 for deferred income taxes. Such amount has been reflected in the consolidated financial statements as the cumulative effect of change in accounting for income taxes.

During 1993, the Company revised its estimated annual effective tax rate to reflect a change in the federal statutory rate from 34% to 35%. The income tax benefit for the year decreased approximately $4,182,000 as a result of applying the newly enacted federal tax rates to deferred tax balances as of January 1, 1993.

The provision (benefit) for income taxes is comprised of:

                                      Year Ended December 31,
                                  1991         1992         1993
                                           (In Thousands)
Current:
 Federal                           $    -      $    -       $   647
 State                              1,861       1,654         1,220
Deferred:
 Federal                              -           -          (7,968)
 State                                -           -          (1,820)
  Total                            $1,861      $1,654       $(7,921)

Differences between the effective income tax rate and the federal statutory rates are summarized as follows:

                                        Year Ended December 31,
                                    1991        1992         1993
Federal Statutory Rate               (34.0)%      (34.0)%       (35.0)%
Enacted Tax Rate Change                -            -            12.4
Net Operating Losses without
 Current Income Tax Benefit           16.8         14.8           -
Depreciation and Amortization
 Not Deductible for
  Tax Purposes                        11.1         17.4           -
Gain on Sale of Investment             6.9          -             -
State Income Tax, Net of
 Federal Income Tax Benefit             .8          1.1          (1.2)
Other                                  (.4)         2.3            .3
  Total                                1.2%         1.6%        (23.5)%

Deferred income taxes prior to the implementation of SFAS 109 resulted primarily from timing differences in the recognition of certain expense items for tax and financial reporting purposes. The tax effect of each major component is as follows:

                                              Year Ended December
                                                      31,
                                              1991         1992
                                                (In Thousands)
Accelerated Depreciation and
 Amortization                                 $13,051      $  7,811
Restricted Stock Purchase Program              (3,301)       7,469
Gain on Sale of Investment                     (4,080)       3,486
Deferred Income                                  -          (4,555)
Utilization of Accounting Net
 Operating Losses                              (1,561)      (7,669)
Other                                          (4,109)      (6,542)
  Total                                       $     -      $     -

Continental Cablevision, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements (Continued)





The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:


                                     December 31,
                                         1993
                                    (In Thousands)
Deferred Tax Liabilities:
 Depreciation and Amortization            $(533,242)
 Other                                      (14,989)
Deferred Tax Assets:
 Net Operating Loss
 Carryforwards                              490,499
 Tax Credit Carryforwards                    60,304
 Other                                       49,858
 Valuation Allowance                       (157,471)
Net Deferred Tax Liability                $(105,041)

Valuation allowances have been established for uncertainties in realizing transitional investment tax credit carryforwards and the tax benefit of certain limited use net operating losses for federal and state income tax purposes. If in future periods the realization of tax credit and net operating loss carryforwards acquired as a result of business combinations becomes more likely than not, $27,000,000 of the valuation allowance will be allocated to reduce goodwill and other intangible assets. The net change of the valuation allowance from the beginning of the year was an increase of $34,971,000 relating to current state net operating loss carryforwards that are not expected to be realized.

A recently affirmed tax court decision affecting the cable television industry ratified the deductibility of certain franchise cost amortization. As a result, the Company revised the estimated tax bases of certain intangible assets. This resulted in the Company adjusting the carrying values of goodwill, franchise costs and deferred tax relating to specific acquisitions by $16,287,000, $54,506,000 and $70,793,000, respectively.

13. Retirement and Matched Savings Plans
The Company has a non-contributory defined benefit plan covering substantially all employees. Benefits under the plan are determined based on formulas which reflect employees' years of service and the average of the five consecutive years of highest compensation. The Company's policy is to make contributions sufficient to meet the minimum funding requirements of ERISA.

The components of net periodic pension expense are as follows:

                                      Year Ended December 31,
                                      1991      1992      1993
                                           (In Thousands)
Service Cost--Benefits Earned
 During the Year                    $ 2,241    $2,479     $2,584
Interest Cost on Projected
 Benefit Obligations                    856     1,118      1,336
Actual Return on Plan Assets         (1,231)     (179)      (136)
Other Items                             802      (422)      (615)
  Total                             $ 2,668    $2,996     $3,169

The following table sets forth the funded status and amounts recognized in the Company's balance sheet:

                                            December 31,
                                         1992         1993
                                           (In Thousands)
Actuarial Present Value of:
 Vested Benefit Obligation
                                       $ (5,757)     $ (8,384)
 Non-Vested Benefit Obligation           (1,390)       (1,647)
Accumulated Benefit Obligation           (7,147)      (10,031)
Effect of Projected Salary
 Increases                               (9,285)      (10,553)
Projected Benefit Obligation            (16,432)      (20,584)
Plan Assets at Market Value               8,735        11,350
Funded Status                            (7,697)       (9,234)
Deferred Transition Loss                  1,335         1,264
Unrecognized Prior Service Cost             (95)          (89)
Unrecognized Net Loss                       790         1,884
 Accrued Pension Cost                  $ (5,667)     $ (6,175)

The actuarial assumptions as of the year-end measurement date are as follows:

                                                 December 31,
                                                1992      1993
Discount Rate                                    8.5%       7.75%
Expected Long-Term Rate of Return                9.0%       9.0 %
Rate of Increase in Future Salary Levels         5.5%       4.75%

At December 31, 1993, plan assets consist of equity and debt securities, U.S. Government obligations and cash equivalents.

The Company sponsors a defined contribution Matched Savings Plan covering substantially all of its employees. The Company's contribution for this plan is based on a percentage of each participant's salary. Total costs for the years ended December 31, 1991, 1992 and 1993 were $1,961,000, $2,418,000 and
$2,550,000, respectively.

               Continental Cablevision, Inc. and Subsidiaries
           Notes to Consolidated Financial Statements (Continued)



14. Contingencies
On March 18, 1993, the Company received a favorable jury verdict in federal district court in Massachusetts determining that the Company properly discharged its fiduciary duties in connection with the redemption of the limited partnership interests in the four limited partnerships acquired in 1989 for an aggregate purchase price of approximately $380,000,000. The plaintiff limited partners had alleged that the Company had acquired the partnership interests at unfairly low prices. The jury also found that the Company had not misrepresented any fact or opinion in making the offers to acquire the partnership interests. An unspecified fact, however, was found to have been omitted. The Company entered into a settlement agreement on May 14, 1993, settling all claims and counterclaims in the suit, which was subsequently approved by the court. Pursuant to the settlement agreement, the Company has contributed to a settlement fund of $6,158,554.

The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such legal proceedings and claims will not have a material effect on the consolidated financial position and results of operations of the Company.

15. Legislation and Regulation
Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, the FCC promulgated rate regulations on April 1, 1993 that establish maximum permitted rates for cable television services, except for services offered on a per-channel or per-program basis. Such regulations took effect on September 1, 1993. On February 22, 1994, after reconsideration, the FCC significantly revised the regulatory framework it adopted on April 1, 1993. The final rules reflecting the new rate regulations are expected to be issued before March 31, 1994 and to become effective in May 1994. See page 19 (Liquidity and Capital Resources--Recent Legislation) of the Company's December 31, 1993 Annual Report on Form 10-K for a discussion of the effect of rate regulation on the Company.

16. Quarterly Financial Information (Unaudited)
Quarterly results of operations for 1992 and 1993 are summarized below:

                                 First     Second      Third      Fourth
                                Quarter    Quarter    Quarter     Quarter
                                 (In Thousands, Except Per Share Amounts)
1992
Revenues                      $ 267,840   $277,887   $280,877     $286,871
Depreciation and
 Amortization                    67,124     70,208     69,965       72,106
Restricted Stock Purchase
 Program                          2,441      2,427      2,405        2,410
Operating Income                 47,008     49,573     52,171       50,492
Net Loss                        (30,802)   (27,597)   (15,139)     (29,422)
Loss Applicable to Common
 Shareholders                   (30,802)   (28,298)   (23,205)     (37,516)
Loss Per Common Share             (6.43)     (5.90)     (4.58)       (8.38)

1993
Revenues                      $ 287,542   $297,238   $295,458     $296,925
Depreciation and
 Amortization                    69,024     69,882     72,044       73,613
Restricted Stock Purchase
 Program                          2,690      2,689      2,690        2,935
Operating Income                 57,766     62,648     55,512       56,099
Loss Before Cumulative
 Effect of Change in
 Accounting for
 Income Taxes                    (5,397)    (1,491)   (13,487)      (5,399)
Cumulative Effect of Change
 in Accounting for Income
 Taxes                         (184,996)      -          -            -
Net Loss                       (190,393)    (1,491)   (13,487)      (5,399)
Loss Applicable to Common
 Shareholders                  (198,602)    (9,819)   (22,305)     (14,159)

Loss Per Common Share:
 Loss Before Cumulative
  Effect of Change in
  Accounting for
  Income Taxes                    (2.99)     (2.16)     (4.90)       (3.08)
 Cumulative Effect of
  Change in  Accounting for
  Income Taxes                   (40.61)      -          -            -
 Net Loss                        (43.60)     (2.16)     (4.90)       (3.08)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
The positions held by each Director and Officer of the Company are shown below. There are no family relationships among the following persons.

 Name of Director or
 Executive Officer               Position with the Company
Amos B. Hostetter, Jr. (1)       Chairman of the Board, Chief
                                 Executive Officer and Director
Timothy P. Neher                 Vice Chairman of the Board and
                                 Director
Michael J. Ritter                President, Chief Operating
                                 Officer and Director
Roy F. Coppedge III              Director
C. Alexander Howard              Director
Jonathan H. Kagan (1)            Director
Robert B. Luick                  Director and Secretary
Henry F. McCance                 Director
Lester Pollack                   Director
Vincent J. Ryan (1)              Director
William T. Schleyer              Executive Vice President
Jeffrey T. DeLorme               Executive Vice President
Nancy Hawthorne                  Chief Financial Officer and
                                 Senior Vice President

Name of Other Officers           Position with the Company
Andrew L. Dixon, Jr              Senior Vice President-Human
                                 Resources
David M. Fellows                 Senior Vice
                                 President-Engineering and
                                 Technology
Richard A. Hoffstein             Senior Vice President and
                                 Corporate Controller
Frederick C. Livingston          Senior Vice President-Marketing
Robert J. Sachs                  Senior Vice President-Corporate
                                 and Legal Affairs
Robert A. Stengel                Senior Vice
                                 President-Programming
P. Eric Krauss                   Treasurer
Nancy B. Larkin                  Vice President-Community
                                 Relations
Jon W. Lunsford                  Director of Corporate Finance
W. Lee H. Dunham                 Assistant Secretary
Patrick K. Miehe                 Assistant Secretary

(1) Members of the Executive Committee.

The Company has a classified Board composed of three classes. Each class serves for three years, with one class being elected each year. The term of the Class B Directors, Messrs. Neher, Ryan and Kagan, will expire at the 1994 annual meeting of shareholders; the term of the Class C Directors, Messrs. Hostetter, McCance, Pollack and Coppedge, will expire at the 1995 annual meeting of shareholders; and the term of the Class A Directors, Messrs. Ritter, Howard and Luick, will expire at the 1996 annual meeting of shareholders. Under the terms of stock purchase agreements with the Company, Corporate Advisors, L.P., on behalf of the investors (the "Preferred Stock Investors") who purchased Series A Convertible Preferred Stock, $.01 par value of the Company (the "Convertible Preferred Stock"), has the right to designate two persons, and Boston Ventures Limited Partnership III, on behalf of itself and Boston Ventures Limited Partnership IIIA, Boston Ventures Limited Partnership IV and Boston Ventures Limited Partnership IVA (collectively, the "Boston Ventures Investors"), has the right to designate one person, to be nominated as members of the Board of Directors. Lester Pollack and Jonathan H. Kagan are the designees of the Preferred Stock Investors, and Roy F. Coppedge III is the designee of the Boston Ventures Investors.

The Executive Officers and other Officers were elected by the Board of Directors on May 20, 1993, except that P. Eric Krauss was elected Treasurer effective December 31, 1993. All Executive Officers and other Officers hold office until the first meeting of the Board following the next annual meeting of shareholders and until their successors are chosen and qualified.

The following is a description of the business experience during the past five years of each Director and Officer and includes, as to Directors, other directorships held in companies required to file periodic reports with the Securities and Exchange Commission (the "Commission") and registered investment companies.

Directors and Executive Officers.

Amos B. Hostetter, Jr. (57), a cofounder of the Company, is the Chairman of the Board and Chief Executive Officer of the Company. He has been a Director since 1963. Mr. Hostetter is a past Chairman of the National Cable Television Association (NCTA) and currently serves on NCTA's Board and Executive Committee. He is past Chairman and serves on the Executive Committee of the Board of Directors of both Cable in the Classroom and the Cable Satellite Public Affairs Network (C-SPAN) and currently serves on the Board of Directors of Children's Television Workshop.

Timothy P. Neher (46) is the Vice Chairman of the Board of the Company. He has been a Director since 1982 and has been employed by the Company since 1974. Prior to 1991 he was President and Chief Operating Officer of the Company, prior to 1986 he was an Executive Vice President of the Company, and prior to 1982 he was Vice President and Treasurer of the Company. He currently is on the Board of Directors of Turner Broadcasting System, Inc.

Michael J. Ritter (53) is the President and Chief Operating Officer of the Company. He has been a Director since 1991 and has been employed by the Company since 1980. Prior to 1991 he was an Executive Vice President, and prior to 1988 he was the Senior Vice President and General Manager of the Company's Michigan management region.

Roy F. Coppedge III (45) has been a director of Boston Ventures Management, Inc. since 1983. He currently is on the Board of Directors of Enquirer/Star Group Inc. and Dial Page, Inc. He was elected to serve as a Director of the Company in 1992.

C. Alexander Howard (61) was until 1989 an officer and Director of R.C. Crisler & Co., Inc., brokers of communications properties. He is currently engaged in private investment activities. He had been affiliated with the Crisler organization since 1962. Mr. Howard has been a Director of the Company since 1964.

Jonathan H. Kagan (37) is Managing Director of Corporate Advisors, L.P. and, since 1987, has been a General Partner of Lazard Freres & Co. He has been associated with Lazard Freres & Co. since 1980. He was elected to serve as a Director of the Company in 1992.

Robert B. Luick (82) is of counsel to the law firm of Sullivan & Worcester, which firm has acted as counsel to the Company since its inception. Mr. Luick has been with Sullivan & Worcester since 1943. He is a member of the Board of Directors of Ionics, Incorporated, a diversified water treatment company. He has been Secretary and a Director of the Company since 1963.

Henry F. McCance (51) has been general partner of the following venture capital partnerships since their formation: Greylock Ventures Limited Partnership (1983), Greylock Investments Limited Partnership (1985), Greylock Capital Limited Partnership (1987) and Greylock Limited Partnership (1990). He is also President and Treasurer of Greylock Management Corporation, an investment services organization, and a Director of Immulogic Pharmaceutical Corporation, Brookstone and Manugistics. Prior to 1990, Mr. McCance was a Vice President and Treasurer of Greylock Management Corporation. Mr. McCance has been a Director of the Company since 1972.

Lester Pollack (60) is Senior Managing Director of Corporate Advisors, L.P. and Chief Executive Officer of Centre Partners, L.P., investment partnerships affiliated with Lazard Freres & Co., as well as a General Partner of Lazard Freres & Co. He currently is on the Board of Directors of SunAmerica Inc., CNA Financial Corporation, Kaufman & Broad Home Corporation, Tidewater, Inc., Loews Corporation, Parlex Corporation and Polaroid Corporation. He was elected to serve as a Director of the Company in June 1992.

Vincent J. Ryan (58) has been Chairman of the Board and a Director of Schooner Capital Corporation, a venture capital organization, since 1971. Mr. Ryan is also Chairman of the Board of Iron Mountain Information Management Company, Inc., an information management company. He has been a Director of the Company since 1980.

William T. Schleyer (42) is an Executive Vice President of the Company. Prior to 1989 he was the Senior Vice President and General Manager of the Company's New England management region. He is a member of the Boards of Directors of Cable Television Laboratories, Inc., the research and development arm of the cable industry, and TCG. He has been employed by the Company since 1978.

Jeffrey T. DeLorme (41) is an Executive Vice President of the Company. Prior to March 1993, he was the Senior Vice President and General Manager of the Company's Florida/Georgia management region. He was formerly the Director of Corporate Services in the Company's Michigan management region. He has been employed by the Company since 1980.

Nancy Hawthorne (42) is the Chief Financial Officer and a Senior Vice President of the Company. Prior to December 1993, she was also the Treasurer of the Company, in addition to being Chief Financial Officer and a Senior Vice President. Prior to December 1992, she was a Senior Vice President and the Treasurer of the Company. Prior to 1988, she was a Vice President and the Treasurer of the Company. She is a member of the Boards of Directors of Perini Corporation, a construction company, and TCG. She has been employed by the Company since 1982.

Other Officers
Andrew L. Dixon Jr. (51) is a Senior Vice President of the Company. From 1985 to 1991, he was the Vice President of Human Resources of the Company. He has been employed by the Company since 1982.

David M. Fellows (41) is a Senior Vice President of the Company. Prior to December 1992, he was the Vice President of Strategic Operations and then the President of Scientific Atlanta's Transmissions Systems Business Division, where he was responsible for the company's head end, fiber and digital compression products.

Richard A. Hoffstein (46) is a Senior Vice President and the Corporate Controller of the Company. Prior to 1986, he was the Corporate Controller, Assistant Treasurer and Assistant Secretary of the Company. He has been employed by the Company since 1976.

Frederick C. Livingston (48) is a Senior Vice President of the Company. Prior to 1988, he was a Vice President of the Company, and prior to 1984 he was the Director of Marketing for the Company. He has been employed by the Company since 1979.

Robert J. Sachs (45) is a Senior Vice President of the Company. Prior to 1988, he was a Vice President of the Com-pany, and prior to 1983 he was the Company's Director of Corporate Development. He has been employed by the Company since 1979.

Robert A. Stengel (51) is a Senior Vice President of the Company. Prior to 1988, he was a Vice President of Programming of the Company. He has been employed by the Company since 1980.

P. Eric Krauss (30) is the Treasurer of the Company. Prior to December 1993, he was the Assistant Treasurer of the Company. He has been employed by the Company since January 1, 1990. He was formerly employed by The First National Bank of Boston since 1986, most recently as an Assistant Vice President.

Nancy B. Larkin (43) is a Vice President of the Company. She has been employed by the Company since February 1988. She was formerly employed by American Cablesystems Corporation, most recently as Vice President of Corporate Communications and Training.

Jon W. Lunsford (34) is the Director of Corporate Finance for the Company. He has been employed by the Company since January 1, 1991. He was formerly employed by Crestar Bank since 1982, most recently as a Vice President.

W. Lee. H. Dunham (52) is an Assistant Secretary of the Company. He has been a partner of the law firm of Sullivan & Worcester since 1974.

Patrick K. Miehe (46) is an Assistant Secretary of the Company. He has been a partner of the law firm of Sullivan & Worcester since 1990.

Biographical information concerning the Directors, Executive Officers and other Officers is as of March 21, 1994.

Item 11. Executive Compensation.
The following table (the "Summary Compensation Table") discloses compensation received by the Company's Chief Executive Officer and the four most highly compensated other Executive Officers for the three fiscal years ended December 31, 1991, 1992 and 1993.

                                                     SUMMARY COMPENSATION TABLE
                                        Annual Compensation                     Long Term Compensation
Name and                                                     Other Annual   Restricted       All Other
Principal                                                    Compensation  Stock Awards     Compensation
Position                  Year #  Salary ($)  Bonus ($)(1)       ($)         ($)(2)(3)         ($)(4)
Amos B. Hostetter, Jr.     1993    $624,961     $238,653       $     --     $       --         $4,273
 Chairman and Chief        1992     615,154      203,470             --      4,499,850          4,404
 Executive Officer         1991     575,954      213,083             --             --              *
Michael J. Ritter          1993     439,845      146,691             --             --          3,868
 President and Chief       1992     400,250      123,235             --      2,999,900          3,910
 Operating Officer         1991     335,769       78,482             --             --              *
William T. Schleyer        1993     291,923       61,418             --             --          3,403
 Executive Vice            1992     272,084       52,131             --      1,499,950          3,360
 President                 1991     250,385       41,344             --        360,000              *
Jeffrey T. DeLorme         1993     268,484       56,871        111,608 (5)         --          3,403
 Executive Vice            1992     197,890       21,846             --      1,437,317          3,361
 President                 1991     185,211       24,146             --             --              *
Nancy Hawthorne
 Chief Financial
 Officer                   1993     224,896       46,590             --             --          3,403
 and Senior Vice           1992     198,000       86,454             --        979,823          3,361
 President                 1991     185,000       34,969             --             --              *

*In accordance with the transitional provisions applicable to the revised rules on executive compensation disclosure adopted by the Commission, effective on October 21, 1992, amounts of All Other Compensation are excluded for fiscal year 1991.
(1) See Note 11 to Consolidated Financial Statements. An Unrestricted Subsidiary of the Company has made loans to these and other persons in amounts equal to the income taxes incurred by them as a result of their restricted stock purchases. Such loans were financed through cash provided from operating activities and long-term borrowings. The Company charges interest on these loans generally at rates ranging from 5% to 8%
per annum and declares bonuses to each of these persons in the amount of the interest due each year. The
Company declared no other bonus to any Executive Officer during the years presented (other than a $50,000 bonus to Nancy Hawthorne in 1992 which is reflected in the Summary Compensation Table). As of March 21,
1994, the amounts of the loans outstanding to certain Executive Officers were as follows: William T.
Schleyer ($466,508), Jeffrey T. DeLorme ($452,679) and Nancy Hawthorne ($362,055). (See "Compensation
Committee Interlocks and Insider Participation" for loan amounts to certain other Executive Officers.) The outstanding principal balance of each such loan is generally payable upon the earlier to occur of (i) the fifth anniversary of such loan or (ii) the termination of such person's employment with the Company. Mr.
DeLorme has an additional loan





from an Unrestricted Subsidiary of the Company of which the current amount outstanding is
$400,000. During the fiscal year ended December 31, 1993, the largest aggregate amounts of indebtedness of the following Executive Officers was as follows: William T. Schleyer ($898,571), Jeffrey T. DeLorme
($1,007,679) and Nancy Hawthorne ($636,519).
(2) Shares of restricted stock are entitled to dividends at the same rate as all other shares of Common
Stock.
(3) Shown below are (i) the total number of restricted shares and current market value of such shares as of
December 31, 1993 and (ii) the vesting schedule as of March 31, 1994 over the next three years for each of the Executive Officers named in the Summary Compensation Table:


                                                 Vesting Over Three Years From 3/31/94
                         Total Restricted
                          Shares Held as        Shares          Shares
                            of 12/31/93         Vesting         Vesting      Shares Vesting
Name                   Shares      Value        in 1994         in 1995         in 1996
Amos B. Hostetter,
 Jr.                   10,050  $4,874,250        5,100           3,300           1,650
Michael J. Ritter       8,700   4,219,500        4,400           3,200           1,100
William T. Schleyer     3,350   1,624,750        1,700           1,100             550
Jeffrey T. DeLorme      3,191   1,547,635        1,332           1,056             803
Nancy Hawthorne         2,184   1,059,240        1,043             719             422

(4) Includes payment by the Company in the fiscal years ended December 31, 1992 and 1993, respectively, of premiums for term life insurance on behalf of the following Executive Officers: Amos B. Hostetter, Jr.
($1,350 and $1,125), Michael J. Ritter ($856 and $720), William T. Schleyer ($306 and $255), Jeffrey T.
DeLorme ($307 and $255) and Nancy Hawthorne ($307 and $255). The remaining amounts of $3,054 and $3,148, respectively, for each Executive Officer shown in the Summary Compensation Table represents the employer matching contribution under the Company's matched savings plan for each of the named Executive Officers in the respective year.
(5) Represents a one-time reimbursement of moving and related expenses incurred by Mr. DeLorme in connection with his relocation to the Company's Boston, Massachusetts office (grossed up for income taxes incurred by
Mr. DeLorme).

Compensation Committee Interlocks and Insider Participation. Base annual compensation for Executive Officers was determined during the last fiscal year by the Chairman, the Vice Chairman and the President of the Company. Pursuant to authority delegated by the Board of Directors, the Chairman also awarded grants of restricted stock during the last fiscal year to key employees designated by the Board in accordance with the Company's Restricted Stock Purchase Program. Amos B. Hostetter, Jr., Timothy P. Neher and Michael
J. Ritter--the Chairman, Vice Chairman and President of the Company, respectively--are Directors and participate in deliberations concerning Executive Officer compensation.

An Unrestricted Subsidiary of the Company has made loans to these three Executive Officers and other persons in amounts equal to the income taxes incurred by them as a result of their restricted stock purchases. Such loans were financed through cash provided from operating activities and long-term borrowings. The Company charges interest on these loans generally at rates ranging from 5% to 8% per annum and declares bonuses to each of these persons in the amount of the interest due each year. As of March 21, 1994, the amounts of the loans outstanding to the three Executive Officers named above were as follows: Amos B. Hostetter, Jr. ($1,662,750), Timothy P. Neher ($2,669,856) and Michael J. Ritter ($1,689,612). During the fiscal year ended December 31, 1993, the largest aggregate amounts of indebtedness of such Executive Officers were as follows: Amos B. Hostetter, Jr. ($3,134,686), Timothy P. Neher ($4,057,356) and Michael J. Ritter ($2,020,797). The outstanding principal balance of each such loan is generally payable upon the earlier to occur of (i) the fifth anniversary of such loan or (ii) the termination of such person's employment with the Company. (For information regarding loans to other Executive Officers, see footnote (1) to the Summary Compensation Table.)

On December 31, 1993, the Company accepted payment for loans incurred in connection with restricted stock purchases pursuant to the Company's 1989 Restricted Stock Purchase Agreement III ("RSPA III") which became due on such date by (i) transfer to the Company and cancellation of shares of Common Stock with a value equal to the loan outstanding, valued at $485 per share (the "Stock-for-Loan Exchange"), (ii) payment in cash or (iii) a combination of the two. The Company also made an offer (the "Offer") in January 1994 to purchase shares of Common Stock up to a maximum of 53,399 shares at a purchase price of $485 per share. The persons who were eligible to participate in the Stock-for-Loan Exchange and to accept the Offer were persons who held shares of Common Stock issued pursuant to RSPA III (current or former employees and family members of employees and former employees). The valuation of the shares at $485 was equal to the price last paid in a private placement of shares of Common Stock, which was consummated in November 1993. (See "Management's Discussion and Analysis of Financial Position and Results of Operations--Liquidity and Capital Resources".) The three Executive Officers named above repaid the following loan amounts in shares of Common Stock in the Stock-for-Loan Exchange: Amos B. Hostetter, Jr. ($1,471,936), Timothy P. Neher ($1,387,500) and Michael J. Ritter ($331,185),
and sold the following numbers of shares to the Company pursuant to the
Offer: Amos B. Hostetter, Jr. (0), Timothy P. Neher (1,192) and Michael J. Ritter (397). (For information regarding other Executive Officers, see "Certain Relationships and Related Transactions".) In addition, the Hostetter Foundation, an entity controlled by Mr. Hostetter, sold 1,184 shares of Class B Common Stock to the Company in January 1994 for a purchase price of $485 per share.

Retirement Plan. The following table sets forth, as to the Company's Retirement Plan, the estimated annual benefits payable upon retirement to all employees of the Company and its subsidiaries in the following compensation and years-of-service classifications. Such benefits are offset in recognition of the employer contribution toward social security benefits.

                                                   Years of Service
          Remuneration               10       15       20       25      30 or more
$125,000                          $11,875  $17,812  $23,750  $29,688        $35,625
$150,000                           14,250   21,375   28,500   35,625         42,750
$175,000                           16,625   24,938   33,250   41,563         49,875
$200,000                           19,000   28,500   38,000   47,500         57,000
$235,840                           20,826   31,239   41,652   52,065         62,478

The compensation covered by the Retirement Plan includes salary and cash bonuses and is limited by section 401 of the Internal Revenue Code of 1986, as amended. The covered compensation for each Executive Officer named in the Summary Compensation Table is based upon the amounts shown in the "Salary" column of the Summary Compensation Table. For each Executive Officer, the current compensation covered by the Retirement Plan does not differ substantially (by more than 10%) from the aggregate compensation set forth in the Summary Compensation Table. As of January 1, 1994, covered compensation is limited to $150,000.

The Executive Officers named in the Summary Compensation Table have been credited with the following years of service: Mr. Hostetter, 31 years; Mr. Ritter, 13 years; Mr. Schleyer, 16 years; Mr. DeLorme, 14 years; and Ms. Hawthorne, 12 years.

Benefits are computed on the basis of (1) .95% of the employee's average annual compensation less .37% of average annual compensation (limited to social security covered compensation) multiplied by (2) the number of years of service (not to exceed thirty years). Average annual compensation is the average of a participant's compensation for the five consecutive years in which compensation was the highest.

Compensation of Directors. The members of the Board of Directors who are not Officers of the Company currently receive an annual retainer of $10,000 and a fee of $2,500 for each meeting attended. In addition, Directors who reside outside the Greater Boston Area are reimbursed for their travel expenses incurred in connection with attendance at meetings of the Board of Directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
The following table provides information as of March 21, 1994 with respect to the shares of Common Stock and the Convertible Preferred Stock beneficially owned by each person known by the Company to own more than 5% of the outstanding Common Stock or Convertible Preferred Stock, each Director of the Company, each Executive Officer named in the Summary Compensation Table and by all Directors and Executive Officers of the Company as a group. The number of shares beneficially owned by each Director or Executive Officer is determined according to rules of the Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days of March 21, 1994 through the exercise of an option, conversion feature or similar right. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock or Convertible Preferred Stock listed as owned by such person or entity.

                                                                                                      Percentage
                                             Number of        Percentage of     Number of Shares          of
                                             Shares of         Outstanding        of Preferred       Outstanding
                                         Common Stock (1)        Shares            Stock (2)          Shares of
                                           Beneficially         of Common         Beneficially        Preferred
Name                                           Owned              Stock              Owned              Stock
Amos B. Hostetter, Jr. (3)                   1,800,897            39.49%               --                 --
Timothy P. Neher (4)                            66,869             1.47                --                 --
Michael J. Ritter                               23,596             *                   --                 --
Roy F. Coppedge III (5)                        300,563             6.59                --                 --
C. Alexander Howard                             17,931             *                   --                 --
Jonathan H. Kagan (6)                        1,142,858            20.04            1,142,858            100.00%
Robert B. Luick (7)                              9,345             *                   --                 --
Henry F. McCance (8)                            10,325             *                   --                 --
Lester Pollack (6)                           1,142,858            20.04            1,142,858            100.00
Vincent J. Ryan (9)                            228,998             5.02                --                 --
William T. Schleyer                             21,648             *                   --                 --
Jeffrey T. DeLorme                              10,661             *                   --                 --
Nancy Hawthorne                                  4,083             *                   --                 --
Directors and Executive
 Officers as a Group
 (13 persons) (6)                            3,637,774            63.78            1,142,858            100.00
H. Irving Grousbeck (10)                       401,320             8.80                --                 --
Boston Ventures Company
 Limited Partnership III
   Boston Ventures Limited
 Partnership III (11)                          121,381             2.66                --                 --
   Boston Ventures Limited
 Partnersip IIIA (11)                           31,993             *                   --                 --
Boston Ventures Company
 Limited Partnership IV
   Boston Ventures Limited
 Partnership IV (11)                            76,934             1.69                --                 --
   Boston Ventures Limited
 Partnership IVA (11)                           70,255             1.54                --                 --
    Total as a Group                           300,563             6.59                --                 --
LFCP Corp. and Corporate
 Advisors, L.P. (12)
   Corporate Partners, L.P. (12)               728,953            13.78              728,953             63.78
   First Plaza Group Trust (12)(13)            171,429             3.62              171,429             15.00
   The State Board of Administration
 of Florida (12)                                76,084             1.64               76,084              6.66
   Vencap Holdings (1992) Pte
 Ltd (12)                                       71,428             1.54               71,428              6.25
   Corporate Offshore Partners,
 L.P. (12)                                      52,107             1.13               52,107              4.56
   ContCable Co-Investors, L.P. (12)            42,857             *                  42,857              3.75
    Total as a Group                         1,142,858            20.04%<F14>      1,142,858            100.00%

 *Less than 1% of class.

(1) The Common Stock includes Class A Common Stock, which has one vote per share, and Class B Common Stock, which has ten votes per share. As the number of shares of Class A Common Stock represents 5.67% of the
Common Stock and less than 1% of the voting power of the Common Stock, the Class A Common Stock has not been shown as a separate class of stock. None of the Directors, Executive Officers and 5% beneficial owners of the Common Stock owns any Class A Common Stock.
(2) Under the rules for determining beneficial ownership promulgated by the Commission, each holder of
Convertible Preferred Stock is deemed to own currently that number of shares of Common Stock into which the
Convertible Preferred Stock is convertible. The Convertible Preferred Stock is presently convertible into
Common Stock on a one-for-one basis. The table therefore shows the number of shares of Convertible Preferred
Stock owned by each holder in the column for the Convertible Preferred Stock and includes that number of shares in the column for Common Stock.



(3) Mr. Hostetter has shared voting and investment power as to 1,713,742 shares of Common Stock held by the Amos B. Hostetter, Jr. 1989 Trust of which Messrs. Hostetter and Neher are the sole trustees.
Mr. Hostetter has shared voting and investment power as to a further 17,856 shares of Common Stock; as to
8,928 of such shares he disclaims beneficial ownership. Additionally, Mr. Hostetter disclaims beneficial ownership of 22,000 shares of Common Stock with respect to which his wife acts as a trustee with Mr. Neher and 1,458 shares of Common Stock held by him as custodian for four minor children. The shares listed in the table as being beneficially owned by Mr. Hostetter include those as to which Mr. Hostetter has shared voting and/or investment power and those as to which Mr. Hostetter disclaims beneficial ownership. Mr. Hostetter's address is The Pilot House, Lewis Wharf, Boston, Massachusetts 02110.
(4) Mr. Neher has shared voting and investment power as to 22,000 shares of Common Stock with respect to which he acts as a trustee with Mrs. Hostetter, and as to 1,713,742 shares of Common Stock with respect to which he acts as a trustee with Mr. Hostetter. Mr. Neher disclaims beneficial ownership as to such shares, and the table does not indicate such shares as being beneficially owned by Mr. Neher. See footnote (3)
above. Additionally, Mr. Neher disclaims beneficial ownership as to 6,600 shares with respect to which he acts as trustee and 2,200 shares held by his wife as custodian for their minor children, which are included in the table as being beneficially owned by Mr. Neher.
(5) All the shares listed in the table as beneficially owned by Mr. Coppedge are held by the four limited partnerships described in Footnote (11) below. Mr. Coppedge, a partner of each of the general partners of the limited partnerships and a Director of Boston Ventures Management, Inc., which manages the investments of the four limited partnerships, has shared voting and investment power as to these shares. Mr. Coppedge is entitled to beneficial ownership of an indeterminate number of these shares and disclaims beneficial ownership as to the balance. Mr. Coppedge's address is c/o Boston Ventures Management, Inc., 21 Custom House
Street, Boston, Massachusetts 02110.
(6) All shares listed in the table as being beneficially owned by Mr. Pollack and Mr. Kagan are beneficially owned by Corporate Advisors, L.P. ("Corporate Advisors"). See footnote (12) below. Mr. Pollack may be deemed to have shared voting and investment power over such shares as the Chairman and Treasurer and as a Director of LFCP Corp., and Mr. Kagan may be deemed to have shared voting and investment power over such shares as the President of LFCP Corp. LFCP Corp. is the sole general partner of Corporate Advisors and a wholly owned subsidiary of Lazard Freres & Co. Mr. Pollack and Mr. Kagan are both general partners of Lazard Freres & Co.
Mr. Pollack's and Mr. Kagan's address is c/o Corporate Advisors, L.P., One Rockefeller Plaza, New York, New
York 10020. Mr. Pollack and Mr. Kagan disclaim beneficial ownership of all such shares.
(7) The shares listed in the table as being beneficially owned by Mr. Luick include 2,934 shares owned by
Mr. Luick's daughter and 1,500 shares with respect to which she acts as trustee for Mr. Luick's grandchildren. Mr. Luick disclaims beneficial ownership of these shares.
(8) The shares listed in the table as being beneficially owned by Mr. McCance include 9,000 shares held by
Greylock Limited Partnership, of which Mr. McCance is a general partner. Mr. McCance has shared voting and investment power as to these shares, is entitled to beneficial ownership of an indeterminate number of these shares and disclaims beneficial ownership as to the balance. Of the remaining shares, Mr. McCance disclaims beneficial ownership as to 500 shares with respect to which his wife acts as trustee for his daughter and
500 shares held by his daughter.
(9) Mr. Ryan holds 5,450 shares of Common Stock. The remaining shares of Common Stock listed in the table as being beneficially owned by Mr. Ryan are held by Schooner Capital Corporation (and its subsidiaries), over which Mr. Ryan has shared voting and investment power as the Chairman and principal shareholder.
(10) All of these shares are subject to the Stock Liquidation Agreement pursuant to which Mr. Grousbeck must sell such shares to the Company in either 1998 or 1999. (See "Management's Discussion and Analysis of
Financial Condition and Results of Operations--Liquidity and Capital Resources--1998-1999 Share Repurchase
Program".) Mr. Grousbeck's address is Room 382, Graduate School of Business, Stanford University, Stanford,
California 94305.
(11) These four limited partnerships may be deemed to be a "group" of persons acting together for the purpose of acquiring, holding, voting or disposing of shares of Common Stock. Boston Ventures Company
Limited Partnership III ("BV Co. III"), as the sole general partner of each of Boston Ventures Limited
Partnership III and Boston Ventures Limited Partnership IIIA, is deemed to be the beneficial owner of the shares held by such limited partnerships and to have shared voting and investment power with respect to such shares. Boston Ventures Company Limited Partnership IV ("BV Co. IV"), as the sole general partner of each of
Boston Ventures Limited Partnership IV and Boston Ventures Limited Partnership IVA, is deemed to be the beneficial owner of the shares held by such limited partnerships and to have shared voting and investment power with respect to such shares. BV Co. III disclaims beneficial ownership of the shares beneficially owned by BV Co. IV; and BV Co. IV disclaims beneficial ownership of the shares beneficially owned by BV Co.
III. Mr. Coppedge may be deemed to beneficially own all such shares. See footnote (5) above.
(12) These stockholders may be deemed to be a "group" of persons acting together for the purpose of acquiring, holding, voting or disposing of shares of Convertible Preferred Stock. Corporate Advisors is the
general partner of Corporate Partners, L.P. ("Corporate Partners") and Corporate Offshore Partners, L.P.
("Corporate Offshore Partners") and has sole voting and investment power as to the shares held by them.
Corporate Advisors serves as investment manager over a certain investment management account for The State
Board of Administration of Florida ("SBA") and has sole voting and dispositive power with respect to the shares of Convertible Preferred Stock held by SBA. Pursuant to a Co-Investment Agreement dated as of April
27, 1992 (the "Co-Investment Agreement") by and among Corporate Advisors, Corporate Partners, Corporate
Offshore Partners, First Plaza Group Trust ("FPGT"), Vencap Holdings (1992) Pte Ltd ("Vencap") and ContCable
Co-Investors, L.P. ("ContCable"), Corporate Advisors has sole voting and dispositive power with respect to the shares held by Vencap and ContCable.




The address of Corporate Advisors, Corporate Partners, Corporate Offshore Partners, FPGT, SBA,
ContCable and Vencap is: c/o Corporate Advisors, L.P., One Rockefeller Plaza, New York, New York 10020. See
footnote (6) above.
(13) FPGT is a trustee for certain pension plans and has sole voting and dispositive power with respect to the shares held by it. Pursuant to the Co-Investment Agreement, FPGT has agreed, subject to its fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended, (i) to transfer shares held by it only in a transaction in which the other parties to the Co-Investment Agreement participate on a pro rata basis and (ii) to exercise all voting and other rights with respect to such shares in the same manner as is done by Corporate Advisors on behalf of Corporate Partners and Corporate Offshore Partners.
(14) The percentage ownership for the group assumes the conversion of shares of Convertible Preferred Stock into Common Stock by all members of the group. The percentage ownership for each individual member of the group assumes conversion by only that shareholder.


Item 13. Certain Relationships and Related Transactions.
Lazard Freres & Co. ("Lazard") received fees and underwriting discounts from the Company in an aggregate amount of $7,748,400 for its services as an underwriter of the 1993 Offerings.

A wholly owned subsidiary of Lazard is the sole general partner of Corporate Advisors, which in turn is the sole general partner of Corporate Partners and Corporate Offshore Partners. Corporate Advisors is also an investment manager for The State Board of Administration of Florida ("SBA"). Corporate Partners, Corporate Offshore Partners and SBA collectively own 857,144 shares of Convertible Preferred Stock. Certain entities controlled by Lazard also own limited partnership interests in Corporate Partners and Corporate Advisors. Lester Pollack, a Director of the Company, is Senior Managing Director of Corporate Partners and a General Partner of Lazard. Jonathan H. Kagan, a Director of the Company, is Managing Director of Corporate Partners and a General Partner of Lazard.

Robert B. Luick, a Director and the Secretary of the Company, is of counsel to the law firm of Sullivan & Worcester, counsel to the Company. The Company paid legal fees in the amount of approximately $1,450,000 to Sullivan & Worcester in the year ended December 31, 1993.

For a discussion of loans made to Executive Officers of the Company in connection with the Company's Restricted Stock Purchase Program, see footnote
(1) to the Summary Compensation Table and "Compensation Committee Interlocks and Insider Participation" under the caption "Executive Compensation". For a description of the Company's Stock-for-Loan Exchange and an Offer to repurchase shares of Common Stock, and information regarding certain Executive Officers participating therein, see "Compensation Committee Interlocks and Insider Participation" under the caption "Executive Compensation". The following Executive Officers participated in the Stock-for-Loan Exchange in the following amounts: William T. Schleyer ($291,000), Jeffrey T. DeLorme ($155,000) and Nancy Hawthorne ($274,464). In addition, William T. Schleyer paid the remaining $141,063 of his outstanding loan incurred in connection with restricted stock purchases pursuant to RSPA III in cash and Jeffrey T. DeLorme sold 218 shares to the Company pursuant to the Offer.

                                   PART IV

Item 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.
(a)(1) Financial Statements.

The following consolidated financial statements of the Company and the Independent Auditors' Report relating thereto are filed under Item 8 in Part II of this report:

 Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 1992  and 1993
Statements of Consolidated Operations for the years ended December 31, 1991, 1992 and 1993
Statements of Consolidated Shareholders' Equity (Deficiency) for the years ended December 31, 1991, 1992 and 1993
Statements of Consolidated Cash Flows for the years ended December 31, 1991, 1992 and 1993
Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules.

The following financial statement schedules of the Company and the Independent Auditors' Report relating thereto are filed as part of this report:

 Schedule I        --Marketable Securities-Other
                   Investments
Schedule II        --Accounts Receivable from Related
                   Parties
Schedule V         --Property, Plant and Equipment
Schedule VI        --Accumulated Depreciation of
                   Property, Plant and Equipment
Schedule VIII      --Valuation and Qualifying Accounts
                   and Reserves
Schedule X         --Supplementary Income Statement
                   Information
Schedule I presents financial information as of December 31, 1993. All other Schedules present financial information for the years ended December 31, 1991, 1992 and 1993. Financial Statement Schedules not included are omitted due to the lack of conditions under which they are required.

(a)(3) Exhibits
Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by an asterisk (*) is incorporated by reference to the Company's Registration Statement No. 33-46510 (as amended), declared effective by the Securities and Exchange Commission on June 15, 1992, each exhibit marked by two asterisks (**) is incorporated by reference to the Company's Registration Statement No. 33-59806, declared effective by the Securities and Exchange Commission on May 27, 1993, and each exhibit marked by three asterisks (***) is incorporated by reference to the Company's Registration Statement No. 33-65798, declared effective by the Securities and Exchange Commission on August 6, 1993. Exhibit numbers in parentheses refer to the exhibit numbers in Registration Statements. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

3.1A   Restated Certificate of Incorporation of the Company.* (3.1)

3.1B Form of Certificate of Designation of the Company relating to the Convertible Preferred Stock.* (3.1A)

3.2    By-Laws of the Company.* (3.2)

4.1 Indenture dated as of June 22, 1992 between the Company and Morgan Guaranty Trust Company of New York as Trustee, pertaining to the Company's 10-5/8% Senior Subordinated Notes due 2002.* (4.1)

4.2 Indenture, dated as of June 22, 1992 between the Company and Morgan Guaranty Trust Company of New York as Trustee, pertaining to the Company's 11% Senior Subordinated Debentures due 2007.* (4.2)

4.3 Indenture dated as of November 1, 1989 between the Company and The Connecticut National Bank as successor trustee, pertaining to the Company's 12-7/8% Senior Subordinated Debentures due November 1, 2004.* (4.5)

4.4 Indenture dated as of November 1, 1989 between the Company and The Connecticut National Bank as successor trustee, pertaining to the Company's Senior Subordinated Floating Rate Debentures due November 1, 2004.* (4.6)

4.5 Credit Agreement dated as of May 1, 1989, as amended and restated as of July 30, 1990, among the Company and certain of its direct and indirect Subsidiaries as Guarantors and The First National Bank of Boston, for itself and as Agent, and certain financial institutions named therein.* (4.7)

4.5A Amendment to Credit Agreement dated as of May 15, 1992 among the Company and certain of its direct and indirect Subsidiaries as Guarantors and The First National Bank of Boston, for itself and as Agent, and certain financial institutions named therein.* (4.7A)

4.5B Amendment No. 2 to Credit Agreement dated as of March 1, 1993 among the Company and certain of its direct and indirect Subsidiaries as Guarantors, The First National Bank of Boston, for itself and as Agent, and certain financial institutions named therein.** (4.5B)

4.5C Amendment No. 3 to Credit Agreement dated as of July 1, 1993 among the Company, certain of its direct and indirect Subsidiaries as Guarantors, and The First National Bank of Boston, for itself and as Agent.*** (4.5C)

4.5D Amendment No. 4 to Credit Agreement dated as of August 30, 1993 among the Company, certain of its direct and indirect Subsidiaries as Guarantors, and The First National Bank of Boston, for itself and as Agent.

4.6 Note Agreement dated as of September 20, 1989, as amended as of February 15, 1991, by and among the Company and certain of its direct and indirect Subsidiaries as Guarantors and The Prudential Insurance Company of America.* (4.8)

4.6A Amendment to Note Agreement dated as of April 30, 1992 by and among the Company and certain of its direct and indirect Subsidiaries as Guarantors and The Prudential Insurance Company of America.* (4.8A)

4.7 Credit Agreement dated as of May 15, 1992 among the Company and certain of its direct and indirect subsidiaries, The First National Bank of Boston, for itself and as Agent, The Bank of New York, for itself and as Arranging Agent, and certain financial institutions named therein.* (4.11)

4.7A Amendment No. 1 to 1992 Credit Agreement dated as of March 1, 1993 among the Company and certain of its direct and indirect Subsidiaries as Guarantors, The First National Bank of Boston, for itself and as Agent, and certain financial institutions named therein.** (4.9A)

4.7B Amendment No. 2 to 1992 Credit Agreement dated as of July 1, 1993 among the Company, certain of its direct and indirect Subsidiaries as Guarantors, The First National Bank of Boston, for itself and as Agent, and The Bank of New York, for itself and as Arranging Agent.*** (4.8B)

4.7C Amendment No. 3 to 1992 Credit Agreement dated as of August 30, 1993 among the Company and certain of its direct and indirect Subsidiaries as Guarantors, The FirstNational Bank of Boston, for itself and as Agent, and certain financial institutions named therein.

4.7D Amendment No. 4 to 1992 Credit Agreement dated as of August 30, 1993 among the Company, certain of its direct and indirect Subsidiaries as Guarantors, The First National Bank of Boston, for itself and as Agent, and The Bank of New York, for itself and as Arranging Agent.

4.8 Indenture dated as of June 1, 1993 between the Company and The First National Bank of Chicago, as Trustee, pertaining to the Company's 8-5/8% Senior Notes due 2003.** (4.10)

4.9 Indenture dated as of June 1, 1993 between the Company and The First National Bank of Chicago, as Trustee, pertaining to the Company's 9% Senior Debentures due 2008.** (4.11)

4.10 Indenture dated as of August 1, 1993 between the Company and the Bank of New York, as Trustee, pertaining to the Company's 8-7/8% Senior Debentures due 2005.*** (4.11)

4.11 Indenture dated as of August 1, 1993 between the Company and the Bank of New York, as Trustee, pertaining to the Company's 9-1/2% Senior Debentures due 2013.*** (4.12)

4.13 Indenture dated as of August 1, 1993 between the Company and the Bank of New York, as Trustee, pertaining to the Company's 8-1/2% Senior Notes due 2001.*** (4.13)

10.1 Stock Liquidation Agreement dated as of March 6, 1989, as amended as of September 28, 1990, replacing and restating the Stock Acquisition Agreement made as of December 19, 1988 by and among the Company, H. Irving Grousbeck, MD Co., Burr, Egan, Deleage & Co., Roderick A. MacLeod and Amos B. Hostetter, Jr.* (10.2)

10.2 Second Amendment to Stock Liquidation Agreement dated as of July 7, 1992 by and among the Company, Amos B. Hostetter, Jr., H. Irving Grousbeck, MD Co., Burr, Egan, Deleage & Co. and Roderick A. MacLeod.** (10.2)

10.3   Form of Restricted Stock Purchase Agreement.*# (10.3)

10.4 Stock Purchase Agreement dated April 27, 1992 among the Company, Corporate Partners, L.P., Corporate Offshore Partners, L.P., The State Board of Administration of Florida, Chemical Equity Associates, Mellon Bank, N.A. as Trustee for First Plaza Group Trust, Vencap Holdings
       (1992) Pte Ltd and Corporate Advisors, L.P.* (10.4)

10.5 Registration Rights Agreement dated June 22, 1992 among the Company, Corporate Partners, L.P., Corporate Offshore Partners, L.P., The State Board of Administration of Florida, Chemical Equity Associates, Mellon Bank, N.A. as Trustee for First Plaza Group Trust, Vencap Holdings
       (1992) Pte Ltd and Corporate Advisors, L.P.* (10.5)

10.6 Amendment to Registration Rights Agreement dated July 15, 1992 among the Company and Corporate Advisors, L.P. on behalf of Corporate Partners, L.P., Corporate Offshore Partners, L.P., The State Board of Administration of Florida, ContCable Co-Investors, L.P., Mellon Bank, N.A., as Trustee for First Plaza Group Trust, and Vencap Holdings
       (1992) PTE Ltd.** (10.6)

10.7 Stock Purchase Agreement dated July 15, 1992, as amended on November 17, 1992, among the Company, Boston Ventures Limited Partnership III, Boston Ventures Limited Partnership IIIA, Boston Ventures Limited Partnership IV and Boston Ventures Limited Partnership IVA.** (10.7)

10.8   Stock Purchase Agreement dated July 15, 1992 among the Company, Thomas
       H. Lee Equity Partners, L.P., THL-CCI Investors Limited Partnership, Providence Media Partners L.P., Alta V Limited Partnership, Customs House Partners and Ontario Teachers' Pension Plan Board.** (10.8)

10.9 Registration Rights Agreement dated July 15, 1992 among the Company, Boston Ventures Limited Partnership III, Boston Ventures Limited Partnership IIIA, Boston Ventures Limited Partnership IV, Boston Ventures Limited Partnership IVA, Thomas H. Lee Equity Partners, L.P., THL-CCI Investors Limited Partnership, Providence Media Partners L.P., Alta V Limited Partnership, Customs House Partners and Ontario Teachers' Pension Plan Board.** (10.9)

10.10 Liquidation Rights Agreement dated as of July 7, 1992 by and between the Company and MD Co.** (10.10)

10.11 Stock Purchase Agreement dated as of December 17, 1992 by and among Teleport Communications Group Inc., Comcast Corporation, Comcast Teleport, Inc., the Company and Continental Teleport, Inc.** (10.11)

11.1   Schedule of computation of earnings per share.

12.1   Computation of ratio of earnings to fixed charges.

21     Subsidiaries of the Company.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended December 31, 1993.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL CABLEVISION, INC.

By: /s/ Amos B. Hostetter, Jr.
 Amos B. Hostetter, Jr.
 Chairman of the Board

Dated: March 23, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                  Title                              Date
/s/ Amos B. Hostetter, Jr.      Director and                                         March 23, 1994
Amos B. Hostetter, Jr.          Chairman of the Board
                                (principal executive officer)

/s/ Timothy P. Neher            Director and Vice                                    March 23, 1994
Timothy P. Neher                Chairman of the Board

/s/ Michael J. Ritter           Director and President                               March 23, 1994
Michael J. Ritter

/s/ Nancy Hawthorne             Chief Financial Officer                              March 23, 1994
Nancy Hawthorne                 and Senior Vice President (principal
                                financial officer)

/s/ Richard A. Hoffstein        Senior Vice President                                March 23, 1994
Richard A. Hoffstein            and Controller (principal accounting officer)

/s/ Roy F. Coppedge III         Director
Roy F. Coppedge III                                                                  March 23, 1994

/s/ C. Alexander Howard         Director
C. Alexander Howard                                                                  March 23, 1994

/s/ Jonathan H. Kagan           Director
Jonathan H. Kagan                                                                    March 23, 1994

/s/ Robert B. Luick             Director
Robert B. Luick                                                                      March 23, 1994

                                Director
Henry F. McCance                                                                     March   , 1994

/s/ Lester Pollack              Director
Lester Pollack                                                                       March 23, 1994

                                Director
Vincent J. Ryan                                                                      March   , 1994


Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) to the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

As of the date hereof, the Company has not sent proxy materials or its annual report for the fiscal year ending December 31, 1993 to security holders. At such time as the Company sends such proxy materials and annual report to its security holders, it will furnish four copies thereof to the Securities and Exchange Commission for its information.

                          _________________________

Requests for copies of exhibits filed with this Annual Report on Form 10-K may be directed to Mr. P. Eric Krauss, Treasurer, Continental Cablevision, Inc., The Pilot House, Lewis Wharf, Boston, Massachusetts 02110.

                                   INDEX TO
                        FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

Listed below are Financial Statement Schedules of the Company which are filed as part of this report

Schedule No.                                                                             Page
Schedule I         --Marketable Securities--Other Investments                             S-3
Schedule II        --Accounts Receivable from Related Parties                             S-4
Schedule V         --Property, Plant and Equipment                                        S-7
Schedule VI        --Accumulated Depreciation of Property, Plant and Equipment            S-8
Schedule VIII      --Valuation and Qualifying Accounts and Reserves                       S-9
Schedule X         --Supplementary Income Statement Information                          S-10

                         INDEPENDENT AUDITOR'S REPORT

Continental Cablevision, Inc.:

We have audited the consolidated financial statements of Continental Cablevision, Inc. and its subsidiaries as of December 31, 1992 and 1993, and for each of the three years in the period ended December 31, 1993, and have issued our report thereon dual dated February 10, 1994 and March 9, 1994; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of Continental Cablevision, Inc. and its subsidiaries, listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE

Boston, Massachusetts
February 10, 1994
(March 9, 1994 as
to Notes 5 and 15 to
the consolidated
financial statements)

                                                                    SCHEDULE I

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                   MARKETABLE SECURITIES--OTHER INVESTMENTS
                              December 31, 1993

                                                                      Market              Carrying
                                            Number   Cost of         Value of            Amount at
              Name of Issuer                  of       Each        Each Issue at        December 31,
         and Title of Each Issue            Shares    Issue      December 31, 1993          1993
                                                                  (In Thousands)
Marketable Securities

Turner Broadcasting System, Inc.:
 Class B Common Stock                        2,189   $ 23,955              $ 59,092          $ 23,955
 Class C Convertible Preferred Stock (A)       577     10,709                93,537            10,709
Other                                          -       24,012                46,967            24,012
  Total Marketable Securities                  -     $ 58,676              $199,596          $ 58,676

Investments

Teleport Communication Group Inc.              -     $ 62,631              $ 62,631          $ 62,631
TCG Chicago                                    -       16,073                16,073            16,073
Primestar Partners, L.P.                       -       19,521                  -   (B)         19,521
Entertainment Television, Inc.                 -       11,197                19,590            11,197
Other                                          -       26,764                31,175            26,764
  Total Investments                            -     $136,186              $129,469          $136,186

(A) Each share of Class C Convertible Preferred Stock is convertible at the Company's option into six shares of Turner Broadcasting System, Inc. Class B Common Stock.

(B) Market value as of December 31, 1993 for Investments--Other, does not include a fair value for Primestar
Partners, L.P. (Primestar). As discussed in Note 5 of the financial statements, it was not practicable to estimate the fair value of the Company's investment and advances of $19,521,000 in Primestar.

See Notes to Consolidated Financial Statements.

                                                                   SCHEDULE II

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                   ACCOUNTS RECEIVABLE FROM RELATED PARTIES
                         Year Ended December 31, 1991


                            Balance
                               at                               Balance at
                           Beginning                              End of
Name of Debtor             of Period   Additions  Deductions      Period
Anthony, Franklin H.     $   148,584  $       --         $--    $   148,584
Cooper, Ronald               159,497     850,000          --      1,009,497
DeLorme, Jeffrey T.          295,563      --              --        295,563
Dixon, Andrew L.             163,786      --              --        163,786
Goodall, H.W.                288,023      --              --        288,023
Hawthorne, Nancy             479,562      --              --        479,562
Hoffstein, Richard A.        221,344      --              --        221,344
Hostetter, Amos B.         2,123,654      --              --      2,123,654
Kneeskern, Lyle H.           310,740      --              --       310,740*
Livingston, Frederick
 C.                          187,998      --              --        187,998
Mast, Terrance               111,165      --              --        111,165
Moore, Harold J.             126,750      --              --        126,750
Neher, Timothy P.          3,304,356      --              --      3,304,356
Ramseyer, J.C.               102,715      --              --       102,715*
Ritter, Michael J.           873,855     131,112          --      1,004,967
Sachs, Robert J.             215,785      --              --        215,785
Schleyer, William T.         452,977      72,000          --        524,977
Stengel, Robert A.           232,830      --              --        232,830
Stevens, Russell H.          144,121      --              --        144,121
Wand, James A.               267,284      --              --        267,284
Weigand, Richard S.          134,745      --              --        134,745
White, Emmett E.             281,583      --              --        281,583
Younger, Charles J.          560,327      --              --        560,327
  TOTAL                  $11,187,244  $1,053,112         $ 0    $12,240,356

*Lyle H. Kneeskern and J.C. Ramseyer retired from the Company as of 12/31/91.


               See Notes to Consolidated Financial Statements.

                                                                   SCHEDULE II
                                                                   (continued)
                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
             ACCOUNTS RECEIVABLE FROM RELATED PARTIES (CONTINUED)
                         Year Ended December 31, 1992


                            Balance
                               at                               Balance at
                           Beginning                              End of
Name of Debtor             of Period   Additions  Deductions      Period
Anthony, Franklin H.     $   148,584  $  212,000     $--           $   360,584
Bouchard, Steven              61,689      97,369      --            159,058
Boylan, Roy                   94,503      65,806      39,070        121,239
Coleman, Randall              45,291      68,788      --            114,079
Cooper, Ronald             1,009,497     261,500      --          1,270,997
DeLorme, Jeffrey T.          295,563     287,468     140,563        442,468
Dixon, Andrew L.             163,786     162,167     163,786        162,167
Fellows, David                --         158,674      --            158,674
Filipiak, Ellen               62,642      56,305      --            118,947
Gloddy, Vincent               92,006      98,966      24,890        166,082
Goodall, H.W.                288,023     154,350     148,700        293,673
Hawthorne, Nancy             479,562     362,055     205,098        636,519
Heffernan, Roy                44,157      62,861      --            107,018
Hoffstein, Richard A.        221,344     177,360      88,870        309,834
Holleran, Edward              75,900     112,416      --            188,316
Hostetter, Amos B.         2,123,654   1,662,750     651,718      3,134,686
Hutchinson, Richard           86,486     117,315      --            203,801
Jackson, Nancy                51,507      68,633      --            120,140
Johnson, Raymond              64,697      84,100      --            148,797
King, John                    77,625      89,300      --            166,925
Koulos, Almis J.              48,386     117,300      --            165,686
Lee, David                    55,439      66,803      --            122,242
Little, W.G.                  80,605      62,584      --            143,189
Livingston, Frederick C.     187,998     177,360      50,474        314,884
Lunsford, Jon                 92,298      39,769       3,641        128,426
Lytle, Harry E.               80,877     100,420      --            181,297
Martin, Steven                61,518     168,000      --            229,518
Mast, Terrance               111,165      36,643      42,700        105,108
Mueller, Paul J.              63,625      47,104      --            110,729
Neher, Timothy P.          3,304,356   1,108,500     355,500      4,057,356
O'Brien, William              53,000     146,314      --            199,314
Prosen, Frank                 58,535      45,706      --            104,241
Reimer, Steven                72,750      92,360      --            165,110
Ridall, John                  55,882     108,090      55,882        108,090
Ritter, Michael J.         1,004,967   1,108,500      92,670      2,020,797
Sachs, Robert J.             215,785     221,700      78,700        358,785
Schleyer, William T.         524,977     342,600     135,514        732,063
Smith, Carl                   63,409      46,358      --            109,767
Sofio, Margaret               50,478      65,214      --            115,692
Stengel, Robert A.           232,830     580,489      95,270        718,049
Stevens, Russell H.          144,121     132,300      --            276,421
Wand, James A.               267,284     149,300     138,272        278,312
Weigand, Richard S.          134,745     103,320      --            238,065
Westerman, Scott              58,853      44,026      --            102,879
White, Emmett E.             281,583     217,800     140,083        359,300
Younger, Charles J.          560,327      28,938     248,625        340,640
  TOTAL                  $13,352,309  $9,717,681  $2,900,026    $20,169,964

               See Notes to Consolidated Financial Statements.

                                                                   SCHEDULE II
                                                                  (Continued)
                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                   ACCOUNTS RECEIVABLE FROM RELATED PARTIES
Year Ended December 31, 1993

                             Balance
                                at                               Balance at
                            Beginning                                End
     Name of Debtor         of Period   Additions  Deductions     of Period
Anthony, Franklin H.      $   360,584              $  148,584    $   212,000
Bouchard, Steven              159,058                  61,689         97,369
Boylan, Roy                   121,239                  55,433         65,806
Coleman, Randall              114,079      25,251      45,291         94,039
Cooper, Ronald              1,270,997                 159,497      1,111,500
DeLorme, Jeffrey T.           442,468     565,211     155,000        852,679
Dixon, Andrew L.              162,167                                162,167
Fellows, David                158,674     263,502                    422,176
Filipiak, Ellen               118,947       4,399      62,642         60,704
Gloddy, Vincent               166,082                                166,082
Goodall, H.W.                 293,673      82,974     139,323        237,324
Hawthorne, Nancy              636,519                 274,464        362,055
Heffernan, Roy                107,018      28,000     135,018              0
Hoffstein, Richard A.         309,834                 132,474        177,360
Holleran, Edward              188,316                  75,900        112,416
Hostetter, Amos B.          3,134,686               1,471,936      1,662,750
Hutchinson, Richard           203,801                  86,486        117,315
Jackson, Nancy                120,140                  51,507         68,633
Johnson, Raymond              148,797                  64,697         84,100
King, John                    166,925                                166,925
Koulos, Almis J.              165,686                  48,386        117,300
Lee, David                    122,242       2,046      55,439         68,849
Little, W.G.                  143,189      28,270      80,605         90,854
Livingston, Frederick, C.     314,884                 137,524        177,360
Lunsford, Jon                 128,426      17,955                    146,381
Lytle, Harry E.               181,297                  80,877        100,420
Martin, Steven                229,518       4,507      61,518        172,507
Mast, Terrance                105,108      12,927      68,465         49,570
Mueller, Paul J.              110,729      21,000      63,625         68,104
Neher, Timothy P.           4,057,356               1,387,500      2,669,856
O'Brien, William              199,314      18,861      68,000        150,175
Parks, Perry                   94,893       6,728                    101,621
Prosen, Frank                 104,241                  58,535         45,706
Reimer, Steven                165,110                  72,750         92,360
Ridall, John                  108,090      70,972                    179,062
Ritter, Michael J.          2,020,797                 331,185      1,689,612
Sachs, Robert J.              358,785                 137,085        221,700
Schleyer, William T.          732,063     166,508     432,063        466,508
Smith, Carl                   109,767                  63,409         46,358
Sofio, Margaret               115,692                  50,478         65,214
Stengel, Robert A.            718,049     155,547     137,560        736,036
Stevens, Russell H.           276,421      59,450     144,121        191,750
Wand, James A.                278,312                                278,312
Weigand, Richard S.           238,065      50,800     134,745        154,120
Westerman, Scott              102,879                                102,879
White, Emmett E.              359,300                 141,500        217,800
Younger, Charles J.           340,640      49,935     390,575              0
  Total                   $20,264,857  $1,634,843  $7,265,886    $14,633,814

               See Notes to Consolidated Financial Statements.

                                                                    SCHEDULE V
                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                        PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 1991, 1992 and 1993


                                                                                Balance
                         Beginning  Additions                    Other          at End
      Description         of Year     at Cost  Retirements      Changes         of Year
                                                 (In Thousands)
Operating Facilities

  1991                  $1,871,971   $145,846      $20,330      $ 7,420 (A)     $2,004,907

  1992                  $2,004,907   $145,189      $43,129      $    -          $2,106,967

  1993                  $2,106,967   $185,691      $92,149      $(7,352)(B)     $2,193,157

(A) Other changes represent property, plant and equipment from acquisitions in 1991.

(B) Other changes represent property, plant and equipment contributed to the capital of an affiliate.

See Notes to Consolidated Financial Statements.

                                                                   SCHEDULE VI

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
          ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
                 Years Ended December 31, 1991, 1992 and 1993


                                         Additions
                          Balance at    Charged to                  Balance
                          Beginning      Costs and                  At End
    Classification         of Year       Expenses     Retirement    of Year
                                            (In Thousands)
Operating Facilities

  1991                      $619,110        $164,668     $20,330   $763,448

  1992                      $763,448        $172,800     $43,129   $893,119

  1993                      $893,119        $180,680     $92,149   $981,650


See Notes to Consolidated Financial Statements.

                                                                 SCHEDULE VIII

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 Years Ended December 31, 1991, 1992 and 1993


                                                    Additions
                                      Balance at    Charged to                                   Balance
                                      Beginning      Cost and                                     at End
           Descriptions               of Period      Expenses     Deductions (A)   Other (B)    of Period
                                                                 (In Thousands)
Allowance for Doubtful Accounts

Year Ended December 31, 1991              $8,545       $13,440          $(13,179)         $19      $8,825

Year Ended December 31, 1992              $8,825       $11,947          $(11,700)         $  -     $9,072

Year Ended December 31, 1993              $9,072       $12,793          $(12,430)         $  -     $9,435

(A) Amounts written off, net of recoveries.

(B) Other represents acquisitions in 1991.

See Notes to Consolidated Financial Statements.

                                                                    SCHEDULE X

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                 Years Ended December 31, 1991, 1992 and 1993


                                               Charged to Costs and Expenses
                                                  Year Ended December 31,
                                                1991      1992        1993
                                                      (In Thousands)
Maintenance and Repairs                       $ 22,803  $ 23,310    $ 24,629
Amortization of Intangibles                    104,695   106,603     103,883
Taxes, other than Payroll and Income Taxes:
 Personal Property Taxes                        10,217    14,401      11,199

See Notes to Consolidated Financial Statements.

                              INDEX TO EXHIBITS

Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked by an asterisk (*) is incorporated by reference to the Company's Registration Statement No. 33-46510 (as amended), declared effective by the Securities and Exchange Commission on June 15, 1992, each exhibit marked by two asterisks (**) is incorporated by reference to the Company's Registration Statement No. 33-59806, declared effective by the Securities and Exchange Commission on May 27, 1993, and each exhibit marked by three asterisks (***) is incorporated by reference to the Company's Registration Statement No. 33-65798, declared effective by the Securities and Exchange Commission on August 6, 1993. Exhibit numbers in parentheses refer to the exhibit numbers in Registration Statements. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit
No.                                                                                                 Page No.
3.1A     Restated Certificate of Incorporation of the Company.* (3.1)
3.1B     Form of Certificate of Designation of the Company relating to the Convertible
         Preferred Stock.* (3.1A)
3.2      By-Laws of the Company.* (3.2)
4.1      Indenture dated as of June 22, 1992 between the Company and Morgan Guaranty Trust
         Company of New York as Trustee, pertaining to the Company's 10-5/8% Senior
         Subordinated Notes due 2002.* (4.1)
4.2      Indenture, dated as of June 22, 1992 between the Company and Morgan Guaranty Trust
         Company of New York as Trustee, pertaining to the Company's 11% Senior Subordinated
         Debentures due 2007.* (4.2)
4.3      Indenture dated as of November 1, 1989 between the Company and The Connecticut
         National Bank as successor trustee, pertaining to the Company's 12-7/8% Senior
         Subordinated Debentures due November 1, 2004.* (4.5)
4.4      Indenture dated as of November 1, 1989 between the Company and The Connecticut
         National Bank as successor trustee, pertaining to the Company's Senior Subordinated
         Floating Rate Debentures due November 1, 2004.* (4.6)
4.5      Credit Agreement dated as of May 1, 1989, as amended and restated as of July 30,
         1990, among the Company and certain of its direct and indirect Subsidiaries as
         Guarantors and The First National Bank of Boston, for itself and as Agent, and certain financial institutions named therein.* (4.7)
4.5A     Amendment to Credit Agreement dated as of May 15, 1992 among the Company and certain of its direct and indirect Subsidiaries as Guarantors and The First National Bank of
         Boston, for itself and as Agent, and certain financial institutions named therein.*
         (4.7A)
4.5B     Amendment No. 2 to Credit Agreement dated as of March 1, 1993 among the Company and certain of its direct and indirect Subsidiaries as Guarantors, The First National
         Bank of Boston, for itself and as Agent, and certain financial institutions named therein.** (4.5B)
4.5C     Amendment No. 3 to Credit Agreement dated as of July 1, 1993 among the Company, certain of its direct and indirect Subsidiaries as Guarantors, and The First National
         Bank of Boston, for itself and as Agent.*** (4.5C)
4.5D     Amendment No. 4 to Credit Agreement dated as of August 30, 1993 among the Company, certain of its direct and indirect Subsidiaries as Guarantors, and The First National
         Bank of Boston, for itself and as Agent.
4.6      Note Agreement dated as of September 20, 1989, as amended as of February 15, 1991, by and among the Company and certain of its direct and indirect Subsidiaries as
         Guarantors and The Prudential Insurance Company of America.* (4.8)
4.6A     Amendment to Note Agreement dated as of April 30, 1992 by and among the Company and certain of its direct and indirect Subsidiaries as Guarantors and The Prudential
         Insurance Company of America.* (4.8A)
4.7      Credit Agreement dated as of May 15, 1992 among the Company and certain of its direct and indirect subsidiaries, The First National Bank of Boston, for itself and as
         Agent, The Bank of New York, for itself and as Arranging Agent, and certain financial institutions named therein.* (4.11)
4.7A     Amendment No. 1 to 1992 Credit Agreement dated as of March 1, 1993 among the Company and certain of its direct and indirect Subsidiaries as Guarantors, The First National
         Bank of Boston, for itself and as Agent, and certain financial institutions named therein.** (4.9A)



4.7B     Amendment No. 2 to 1992 Credit Agreement dated as of July 1, 1993 among the Company, certain of its direct and indirect Subsidiaries as Guarantors, The First National
         Bank of Boston, for itself and as Agent, and The Bank of New York, for itself and as
         Arranging Agent.*** (4.8B)
4.7C     Amendment No. 3 to 1992 Credit Agreement dated as of August 30, 1993 among the
         Company and certain of its direct and indirect Subsidiaries as Guarantors, The First
         National Bank of Boston, for itself and as Agent, and certain financial institutions named therein.
4.7D     Amendment No. 4 to 1992 Credit Agreement dated as of August 30, 1993 among the
         Company, certain of its direct and indirect Subsidiaries as Guarantors, The First
         National Bank of Boston, for itself and as Agent, and The Bank of New York, for itself and as Arranging Agent.
4.8      Indenture dated as of June 1, 1993 between the Company and The First National Bank of
         Chicago, as Trustee, pertaining to the Company's 8-5/8% Senior Notes due 2003.**
         (4.10)
4.9      Indenture dated as of June 1, 1993 between the Company and The First National Bank of
         Chicago, as Trustee, pertaining to the Company's 9% Senior Debentures due 2008.**
         (4.11)
4.10     Indenture dated as of August 1, 1993 between the Company and the Bank of New York, as
         Trustee, pertaining to the Company's 8-7/8% Senior Debentures due 2005.*** (4.11)
4.11     Indenture dated as of August 1, 1993 between the Company and the Bank of New York, as
         Trustee, pertaining to the Company's 9-1/2% Senior Debentures due 2013.*** (4.12)
4.13     Indenture dated as of August 1, 1993 between the Company and the Bank of New York, as
         Trustee, pertaining to the Company's 8-1/2% Senior Notes due 2001.*** (4.13)
10.1     Stock Liquidation Agreement dated as of March 6, 1989, as amended as of September 28,
         1990, replacing and restating the Stock Acquisition Agreement made as of December 19,
         1988 by and among the Company, H. Irving Grousbeck, MD Co., Burr, Egan, Deleage &
         Co., Roderick A. MacLeod and Amos B. Hostetter, Jr.* (10.2)
10.2     Second Amendment to Stock Liquidation Agreement dated as of July 7, 1992 by and among the Company, Amos B. Hostetter, Jr., H. Irving Grousbeck, MD Co., Burr, Egan, Deleage
         & Co. and Roderick A. MacLeod.** (10.2)
10.3     Form of Restricted Stock Purchase Agreement.*# (10.3)
10.4     Stock Purchase Agreement dated April 27, 1992 among the Company, Corporate Partners,
         L.P., Corporate Offshore Partners, L.P., The State Board of Administration of
         Florida, Chemical Equity Associates, Mellon Bank, N.A. as Trustee for First Plaza
         Group Trust, Vencap Holdings (1992) Pte Ltd and Corporate Advisors, L.P.* (10.4)
10.5     Registration Rights Agreement dated June 22, 1992 among the Company, Corporate
         Partners, L.P., Corporate Offshore Partners, L.P., The State Board of Administration
         of Florida, Chemical Equity Associates, Mellon Bank, N.A. as Trustee for First Plaza
         Group Trust, Vencap Holdings (1992) Pte Ltd and Corporate Advisors, L.P.* (10.5)
10.6     Amendment to Registration Rights Agreement dated July 15, 1992 among the Company and
         Corporate Advisors, L.P. on behalf of Corporate Partners, L.P., Corporate Offshore
         Partners, L.P., The State Board of Administration of Florida, ContCable Co-Investors,
         L.P., Mellon Bank, N.A., as Trustee for First Plaza Group Trust, and Vencap Holdings
         (1992) PTE Ltd.** (10.6)
10.7     Stock Purchase Agreement dated July 15, 1992, as amended on November 17, 1992, among the Company, Boston Ventures Limited Partnership III, Boston Ventures Limited
         Partnership IIIA, Boston Ventures Limited Partnership IV and Boston Ventures Limited
         Partnership IVA.** (10.7)


10.8     Stock Purchase Agreement dated July 15, 1992 among the Company, Thomas H. Lee Equity
         Partners, L.P., THL-CCI Investors Limited Partnership, Providence Media Partners
         L.P., Alta V Limited Partnership, Customs House Partners and Ontario Teachers'
         Pension Plan Board.** (10.8)
10.9     Registration Rights Agreement dated July 15, 1992 among the Company, Boston Ventures
         Limited Partnership III, Boston Ventures Limited Partnership IIIA, Boston Ventures
         Limited Partnership IV, Boston Ventures Limited Partnership IVA, Thomas H. Lee Equity
         Partners, L.P., THL-CCI Investors Limited Partnership, Providence Media Partners
         L.P., Alta V Limited Partnership, Customs House Partners and Ontario Teachers'
         Pension Plan Board.** (10.9)
10.10    Liquidation Rights Agreement dated as of July 7, 1992 by and between the Company and
         MD Co.** (10.10)
10.11    Stock Purchase Agreement dated as of December 17, 1992 by and among Teleport
         Communications Group Inc., Comcast Corporation, Comcast Teleport, Inc., the Company
         and Continental Teleport, Inc.** (10.11)
11.1     Schedule of computation of earnings per share.
12.1     Computation of ratio of earnings to fixed charges.
21       Subsidiaries of the Company.