Form 10-Q
period 1995-09-30
CONTINENTAL CABLEVISION INC
filed 1995-11-14
CIK 355069

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON D.C. 20549

                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the transition period from              to


                     Commission file number       33-57471


                         CONTINENTAL CABLEVISION, INC.
            (Exact name of registrant as specified in its charter)

        Delaware                                     No. 04-2370836
 (State of Incorporation)                  (I.R.S. Employer Identification No.)

           The Pilot House, Lewis Wharf, Boston Massachusetts 02110
              (Address of principal executive office) (Zip Code)

                                (617) 742-9500
                    (Telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES                NO   X


     Number of Common Shares outstanding at the latest practicable date, November 8, 1995:

            Class                     Par Value              Shares Outstanding
            -----                     ---------              ------------------
     Class A Common Stock               $.01                     38,828,294
     Class B Common Stock               $.01                    109,196,050

                         CONTINENTAL CABLEVISION, INC.

                                   FORM 10-Q

                              September 30, 1995

                                     INDEX

                                                                            Page
PART I    Financial Information

Item 1.      Financial Statements

             Condensed Consolidated Balance Sheets - December 31, 1994 and
               September 30, 1995

             Condensed Statements of Consolidated Operations - Three and Nine
               Months Ended September 30, 1994 and 1995

             Condensed Statements of Consolidated Cash Flows - Nine Months Ended
               September 30, 1994 and 1995

             Notes to Condensed Consolidated Financial Statements

Item 2.      Management's Discussion and Analysis of
               Results of Operations and Financial
               Condition

PART II.  Other Information

Item 4.      Submission of Matters to a Vote of
               Security-Holders

Item 6.      Exhibits and Reports on Form 8-K

Signatures

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                              A S S E T S
                                              ===========

                                                                            December 31,      September 30,
                                                                                1994               1995
                                                                            ------------      -------------
                                                                                     (In Thousands)
Cash                                                                        $    11,564       $    10,502
Accounts Receivable - net                                                        58,212            74,019
Prepaid Expenses and Other                                                       14,321             8,797
Supplies                                                                         62,517            78,367
Marketable Equity Securities                                                    122,510           159,979
Investments                                                                     335,479           484,260
Property, Plant and Equipment - net                                           1,353,789         1,600,571
Intangible and Other Assets - net                                               525,247           589,420
                                                                            -----------       -----------
         TOTAL                                                              $ 2,483,639       $ 3,005,915
                                                                            ===========       ===========

                                      L I A B I L I T I E S  A N D
                                 S T O C K H O L D E R S'  E Q U I T Y
                                         (D E F I C I E N C Y)
                                 =====================================
Accounts Payable                                                            $    82,083       $    56,149
Accrued Interest                                                                 82,040            44,435
Accrued and Other Liabilities                                                   206,271           191,348
Debt                                                                          3,449,907         4,084,058
Deferred Income Taxes                                                           116,482           104,981
Minority Interest in Subsidiaries                                                 2,791             5,435
Redeemable Common Stock, $.01 par value;
  16,684,150 shares outstanding                                                 232,399           248,052
Stockholders' Equity (Deficiency):
  Preferred Stock, $.01 par value; 198,857,142 shares
    authorized; none outstanding                                                      -                 -
  Series A Convertible Preferred Stock, $.01 par value;
    1,142,858 shares authorized and outstanding;
    liquidation preference - $487,776,000 and $517,331,000                           11                11
  Class A Common Stock, $.01 par value; 425,000,000
    shares authorized; 8,585,500 and 8,581,300 shares
    outstanding                                                                      86                86
  Class B Common Stock, $.01 par value; 200,000,000
    shares authorized; 90,291,375 and 92,616,500 shares
    outstanding                                                                     903               926
  Additional Paid-In Capital                                                    583,181           612,685
  Unearned Compensation                                                         (12,097)          (48,666)
  Net Unrealized Holding Gain on Marketable Equity Securities                    47,996            72,961
  Deficit                                                                    (2,308,414)       (2,366,546)
                                                                            -----------       -----------
    Stockholders' Equity (Deficiency)                                        (1,688,334)       (1,728,543)
                                                                            -----------       -----------
       TOTAL                                                                $ 2,483,639       $ 3,005,915
                                                                            ===========       ===========

            See Notes to Condensed Consolidated Financial Statements

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
--------------------------------------------------------------------------------

                                                                 Three months ended             Nine months ended
                                                                    September 30,                 September 30,
                                                              -----------------------        ------------------------
                                                                1994           1995            1994            1995
                                                              --------       --------        --------        --------
                                                                       (In Thousands, Except Per Share Data)
Revenues                                                      $296,246       $342,445        $885,636        $992,493
Costs and Expenses:
 Operating                                                     101,459        117,296         300,077         342,142
 Selling, General and Administrative                            67,118         78,551         195,901         228,883
 Restricted Stock Purchase Program                               2,827          3,042           8,502           8,947
 Depreciation and Amortization                                  71,277         82,156         206,800         230,568
                                                              --------       --------        --------        --------
  Total                                                        242,681        281,045         711,280         810,540
                                                              --------       --------        --------        --------
Operating Income                                                53,565         61,400         174,356         181,953
                                                              --------       --------        --------        --------
Other (Income) Expense:
 Interest                                                       84,498         86,248         232,408         252,562
 Equity in Net Loss of Affiliates                                4,606         12,702          14,413          38,519
 Gain on Sale of Marketable Equity Securities                        -              -          (1,204)        (23,032)
 Gain on Sale of Investment                                          -              -               -          (1,035)
 Minority Interest in Net Loss of Subsidiaries                     (78)           (60)            (83)           (100)
 Dividend Income                                                  (172)          (247)           (676)           (566)
 Other                                                              30            401            (258)          1,026
                                                              --------       --------        --------        --------
  Total                                                         88,884         99,044         244,600         267,374
                                                              --------       --------        --------        --------
Loss Before Income Taxes                                       (35,319)       (37,644)        (70,244)        (85,421)
Income Tax Benefit                                              13,448         12,579          24,752          27,289
                                                              --------       --------        --------        --------
Net Loss                                                       (21,871)       (25,065)        (45,492)        (58,132)
                                                              --------       --------        --------        --------
Preferred Stock Preferences                                     (9,438)       (10,208)        (27,325)        (29,555)
                                                              --------       --------        --------        --------
Loss Applicable to Common Stockholders                        $(31,309)      $(35,273)       $(72,817)       $(87,687)
                                                              ========       ========        ========        ========
Loss Per Common Share                                           $(0.27)        $(0.30)         $(0.64)         $(0.75)
                                                              ========       ========        ========        ========

           See Notes to Condensed Consolidated Financial Statements.

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
--------------------------------------------------------------------------------

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                      ---------------------------
                                                                                         1994              1995
                                                                                      ---------         ---------
OPERATING ACTIVITIES:
  Net Loss                                                                            $ (45,492)        $ (58,132)
  Adjustments to Reconcile Net Loss to Net
  Cash Provided from Operating Activities:
    Depreciation and Amortization                                                       206,800           230,568
    Restricted Stock Purchase Program                                                     8,502             8,947
    Amortization of Deferred Financing Costs                                              3,928             6,673
    Equity in Net Loss of Affiliates                                                     14,413            38,519
    Gain on Sale of Marketable Equity Securities                                         (1,204)          (23,032)
    Gain on Sale of Investment                                                                -            (1,035)
    Minority Interest in Net Loss of Subsidiaries                                           (83)             (100)
    Deferred Income Taxes                                                               (26,456)          (28,330)
    Accrued Interest                                                                     (9,575)          (37,605)
    Accounts Payable, Accrued and Other Liabilities                                      19,945           (41,545)
    Other Working Capital Changes                                                       (21,694)          (25,432)
                                                                                      ---------         ---------
NET CASH PROVIDED FROM OPERATING ACTIVITIES                                             149,084            69,496
                                                                                      ---------         ---------
FINANCING ACTIVITIES:
    Proceeds from Borrowings                                                            291,750           768,900
    Repayment of Borrowings                                                            (158,408)         (134,749)
    Increase in Minority Interests                                                          779             2,746
    Repurchase of Common Stock and Redeemable Common Stock                               (4,755)                -
                                                                                      ---------         ---------
NET CASH PROVIDED FROM FINANCING ACTIVITIES                                             129,366           636,897
                                                                                      ---------         ---------
INVESTING ACTIVITIES:
    Acquisitions, Net of Liabilities Assumed and Cash Acquired                          (47,990)         (184,882)
    Property, Plant and Equipment                                                      (183,818)         (346,046)
    Investments                                                                        (157,587)         (188,092)
    Other Assets                                                                           (424)          (16,973)
    Proceeds from Sale of Marketable Equity Securities                                   17,553            27,357
    Proceeds from Sale of Investment                                                          -             1,181
                                                                                      ---------         ---------
NET CASH USED FOR INVESTING ACTIVITIES                                                 (372,266)         (707,455)
                                                                                      ---------         ---------
NET DECREASE IN CASH                                                                    (93,816)           (1,062)
BALANCE AT BEGINNING OF PERIOD                                                          122,640            11,564
                                                                                      ---------         ---------
BALANCE AT END OF PERIOD                                                              $  28,824         $  10,502
                                                                                      =========         =========

           See Notes to Condensed Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

1.  SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation
    ---------------------

    The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for such periods. The results of operations and cash flows for any interim periods are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission.

    Stock Dividend
    --------------

    On September 28, 1995, the stockholders approved an increase in the number of authorized shares of common stock to 625,000,000 (425,000,000 Class A and 200,000,000 Class B, respectively) and preferred stock to 200,000,000. In addition, the Company's Board of Directors approved a stock dividend of 24 shares of Class A or B common stock for each share of Class A or B common stock held as of the record date. Due to the significance of this stock dividend to the Company's capital structure, all share and per share information have been restated to present this stock dividend as though it had occurred at the beginning of the earliest period presented.

    Supplies and Property, Plant and Equipment
    ------------------------------------------

    Supplies are stated at the lower of cost (first-in, first-out method) or market. Property, plant and equipment is stated at cost and includes $4,775,000 of interest capitalized during the nine months ended September 30, 1995. Depreciation is provided using the straight-line group method over estimated useful lives as follows: buildings, 25 to 40 years; reception and distribution facilities, 3 to 15 years; and equipment and fixtures, 4 to 12-1/2 years.

    Intangible and Other Assets
    ---------------------------

    Intangible assets consist primarily of franchise costs and goodwill recorded in various acquisitions. Other assets represent deferred financing costs and loans to employees (see Note 8). Intangible assets are amortized over 10 to 40 years. Accumulated amortization aggregated $791,242,000 at September 30, 1995.

    Derivative Financial Instruments
    --------------------------------

    The Company uses derivative financial instruments as a means of managing interest-rate risk associated with current debt or anticipated debt transactions that have a high probability of being executed. Derivative financial instruments used are primarily Interest Rate Exchange Agreements (Swaps) and Interest Rate Cap Agreements (Caps). These instruments are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Derivative financial instruments are not held for trading purposes. Any premiums associated with the instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the shorter of the remaining term of the instrument or the underlying debt. (See
Note 6)

    Loss per Common Share
    ---------------------

    Loss per common share is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding of 114,011,000 and 117,342,000 for the three months and 114,060,000 and 117,531,000 for the nine months ended September 30, 1994 and 1995, respectively. Shares of the Series A Convertible Preferred Stock were not assumed to be converted into shares of common stock since the result would be anti-dilutive.

2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

    The following represents non-cash investing and financing activities and cash paid for interest and income taxes are as follows (in thousands):

                                                                Nine Months Ended
                                                                  September 30,
                                                             -----------------------
                                                               1994           1995
                                                             --------       --------
    Accretion of Redeemable Common Stock                     $ 15,377       $ 15,653
                                                             ========       ========
    Accretion of Series A Convertible Preferred Stock        $ 27,325       $ 29,555
                                                             ========       ========
    Cash Paid During the Period for Interest                 $236,411       $296,886
                                                             ========       ========
    Cash Paid During the Period for Income Taxes             $  2,342       $    988
                                                             ========       ========

3.  ACQUISITIONS

    The Company purchased several cable television systems in the Chicago, Illinois area for approximately $168,000,000 in August 1995 and a cable television system in California for approximately $17,000,000 in September 1995. These acquisitions were accounted for by the purchase method. The accompanying financial statements reflect the results of operations of the acquired properties commencing on the acquisition dates. Subsequent to September 30, 1995, the Company purchased two cable television systems in Michigan for approximately $155,000,000.

    The Company is currently negotiating a purchase and sale agreement to purchase additional cable television systems in Michigan for approximately $88,000,000.

    Subsequent to September 30, 1995, the Company, Providence Journal, King Holding Corp., King Broadcasting Company and The Providence Journal consummated a merger (the Merger) in which the Providence Journal (which at the time of the Merger included only the Providence Journal cable businesses) merged with and into the Company, and the Company purchased the cable television businesses and assets of King Broadcasting Company (the King Cable Assets). The Company issued 30,142,394 shares of Class A common stock to stockholders of Providence Journal in exchange for all shares of Providence Journal. The ascribed value of the shares exchanged is approximately $584,769,000 and does not necessarily reflect the price at which such shares will trade. In addition, the Company assumed $410,000,000 of debt of Providence Journal, and purchased the King Cable Assets for $405,000,000 in cash. Working capital adjustments will be settled in cash. These acquisitions will be accounted for using the purchase method of accounting.

4.  MARKETABLE EQUITY SECURITIES

    Marketable equity securities have an aggregate cost basis of $37,837,000 as of September 30, 1995.

5.  INVESTMENTS

    The Company's investments consist of the following components (in thousands):

                                                                        Carrying Value
                                                                -------------------------------
                                               Approximate      December 31,      September 30,
                                                Ownership           1994               1995
                                               -----------      ------------      --------------
Equity Method Investments:
 Teleport Communications
  Group, Inc. (TCG) and TCG Partners               20%            $ 93,954           $101,256
 Regional TCG Partnerships                       10%-30%            34,609             44,580
 Fintelco, S.A.                                    50%             146,040            179,039
 Optus Vision Pty Ltd (Optus Vision)               47%                   -             79,383
 Singapore Cablevision Private
  Limited (SCV)                                    25%               8,484             16,069
 PrimeStar Partners L.P. (PrimeStar)               10%              12,500             14,820
 Other                                           20%-50%             6,717             10,958
                                                                  --------           --------
                                                                   302,304            446,105
Cost Method Investments                                             33,175             38,155
                                                                  --------           --------
   Total                                                          $335,479           $484,260
                                                                  ========           ========

    In addition to its equity investment, the Company has made commitments to TCG to loan up to $69,920,000 through 2003, of which $53,800,000 was outstanding as of September 30, 1995. TCG and its affiliates are telecommunications companies which operate fiber optic networks in the United States.

    As of September 30, 1995, the Company has invested $156,000,000 in cash to Fintelco, S.A. which owns and operates cable television systems in Argentina. In addition, the Company has recorded commitments to contribute an additional $31,582,000 to Fintelco, S.A.

    As of September 30, 1995, the Company has invested approximately $80,800,000 in Optus Vision, a joint venture which will create a broadband communications network in Australia.

    As of September 30, 1995, the Company has invested approximately $17,440,000 in SCV. The Company is committed to make additional capital contributions to SCV of approximately $27,000,000 to be paid through 1996. In addition, the Company has made commitments to SCV to loan up to approximately $45,000,000, if third party debt financing cannot be obtained by SCV.

    A wholly owned subsidiary of the Company has issued a standby letter of credit of $56,250,000 on behalf of PrimeStar, a limited partnership that provides direct broadcast satellite services. The standby letter of credit guarantees a portion of the financing PrimeStar incurred to construct a successor satellite system and is collateralized by marketable equity securities with a carrying value of $159,979,000 as of September 30, 1995. As a result of the commitments and other qualitative factors, the Company accounts for its investment in PrimeStar using the equity method.

    The Company also has various investments in cable television companies which are not individually material to the Company. The Company has approximately a one-third ownership interest in these companies and therefore accounts for these investments using the equity method.

    The major components of all equity method investees' combined financial position and results of operations are as follows (the Company's proportionate share for the periods which the investments are owned is reflected in thousands):

                                               December 31,       September 30,
                                                   1994                1995
                                               ------------       -------------
    Total Assets                                 $495,000            $683,000
    Total Liabilities                             387,000             489,000
    Equity                                        108,000             193,000

                                                       Nine Months Ended
                                                         September 30,
                                               --------------------------------
                                                   1994                1995
                                               ------------       -------------
    Revenues                                     $ 99,000            $182,000
    Depreciation and Amortization                  23,000              29,000
    Operating Income                                 (300)             (6,000)
    Net Loss                                      (15,000)            (39,000)

6.  DEBT

    Total debt outstanding is as follows (in thousands):

                                                December 31,       September 30,
                                                    1994               1995
                                                ------------       -------------
    Bank Indebtedness                            $1,373,790         $2,032,200
    Insurance Company Notes                         150,000            125,750
    Senior Notes and Debentures                   1,400,000          1,400,000
    Subordinated Debt                               500,000            500,000
    Other                                            26,117             26,108
                                                 ----------         ----------
      Total                                      $3,449,907         $4,084,058
                                                 ==========         ==========

    Bank Indebtedness represents a $2,200,000,000 unsecured reducing revolving credit agreement (Reducing Revolver) under which credit availability will decrease annually commencing December 31, 1997 with a final maturity in October 2003. Borrowings under the Reducing Revolver bear interest at a rate between the agent bank's prime rate and prime plus 1/2%, depending on certain financial tests. At the Company's option, borrowings may bear interest at spreads over LIBOR. The Company's obligations under the Reducing Revolver are guaranteed by the Restricted Subsidiaries, which primarily represent the Company's owned and operated cable systems. The Restricted Subsidiaries will not include the Providence Journal cable systems and Michigan cable systems purchased or to be purchased subsequent to September 30, 1995. Prepayments are required from the proceeds of certain sales of Restricted Subsidiaries' assets.

    Certain of the Company's subsidiaries have entered into a $1,200,000,000 unsecured reducing revolving credit agreement to finance the Merger with Providence Journal (including the purchase of the King Cable Assets) and certain other acquisitions in Michigan which have closed or are expected to close in 1995.

    The Insurance Company Notes are unsecured, bear interest at 10.12%, require increasing semi-annual repayments through July 1, 1999, and rank pari passu in right of payment with the Reducing Revolver.

    The Company's unsecured Senior Notes and Debentures rank pari passu in right of payment with the Insurance Company Notes and Reducing Revolver (collectively, Senior Debt) and are non-redeemable prior to maturity, except for the 9-1/2% Senior Debentures. The 9-1/2% Senior Debentures are redeemable at the Company's option at par plus declining premiums beginning in 2005. In addition, at any time prior to August 1996, the Company may redeem a portion of the 9-1/2% Senior Debentures at a premium with the proceeds from any offering by the Company of its capital stock. No sinking fund is required for any of the Senior Notes and Debentures. The Senior Notes and Debentures consist of the following (in thousands):

                                               December 31,        September 30,
                                                   1994                1995
                                               ----------          ----------
    8-1/2% Senior Notes,
      Due September 15, 2001                   $  200,000          $  200,000
    8-5/8% Senior Notes,
      Due August 15, 2003                         100,000             100,000
    8-7/8% Senior Debentures,
      Due September 15, 2005                      275,000             275,000
    9% Senior Debentures,
      Due September 1, 2008                       300,000             300,000
    9-1/2% Senior Debentures,
      Due August 1, 2013                          525,000             525,000
                                               ----------          ----------
        Total                                  $1,400,000          $1,400,000
                                               ==========          ==========

    The Company's Senior Debt limits the Restricted Group with respect to, among other things, payment of dividends, the repurchase of capital stock, the creation of liens and additional indebtedness, property dispositions, investments and leases, and requires certain minimum ratios of cash flow to debt and cash flow to related fixed charges.

    The Company's Subordinated Debt is redeemable at the Company's option at par plus declining premiums at various dates, and is subordinated to the Company's Senior Debt. Subordinated Debt consists of the following (in thousands):

                                                 December 31,     September 30,
                                                     1994             1995
                                                 ------------     -------------
    10-5/8% Senior Subordinated Notes,
      Due June 15, 2002                              $100,000          $100,000
    Senior Subordinated Floating Rate
      Debentures, Due November 1, 2004                100,000           100,000
    11% Senior Subordinated
      Debentures, Due June 1, 2007                    300,000           300,000
                                                     --------          --------
        Total                                        $500,000          $500,000
                                                     ========          ========

    The Senior Subordinated Floating Rate Debentures bear interest at LIBOR plus 3% through November 1996, increasing over time to LIBOR plus 6.5%.

    The Company has Swaps pursuant to which it pays fixed interest rates averaging approximately 9.0% on notional amounts of $900,000,000 (expiring 1996 through 2000) and variable interest rates on notional amounts of $1,575,000,000 (expiring 1998 through 2003). The variable interest rates are based on six month LIBOR. In addition, the Company has $800,000,000 of Caps expiring in 1996 and 1997, which limit six month LIBOR to approximately 8%. The Company's exposure, if the other parties fail to perform under these agreements, would be limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due under these agreements.

    The variable-rate Swaps include $325,000,000 of Swaps that may be extended by the counterparty at a certain time in the future at the existing contracted rates. The Company entered into such Swaps to further manage its interest rate risk. Such Swaps are related to specific portions of the Company's fixed-rate debt and are with counterparties that are lenders to the Company under the Reducing Revolver. Premium income or expense is amortized over the life of the agreement and is included in the Company's results of operations.

7.  REDEEMABLE COMMON STOCK

    Pursuant to a Stock Liquidation Agreement with certain stockholders (the Selling Stockholders), the Company has committed to repurchase 16,684,150 shares of its common stock (Redeemable Common Stock) in December 1998 or January 1999 at a defined purchase price (Purchase Price). The Purchase Price is the greater of the estimated amount of net proceeds per share from an underwritten public offering of the Company's common stock or, the net proceeds per share from the liquidation of the Company less a 22.5% discount.

    The initial estimated repurchase cost for the Redeemable Common Stock has been adjusted by periodic accretions through the repurchase dates, based on the interest method, of the difference between the initial estimate and the subsequent estimates of the Purchase Price.

    In the event the Company is unable to meet its commitments under the Stock Liquidation Agreement, the Selling Stockholders may cause the sale of all or substantially all of the assets of the Company.

8.  STOCKHOLDERS' EQUITY (DEFICIENCY)

    At September 30, 1995, there were 8,635,900 and 109,246,050 shares of Class A and Class B common stock outstanding, respectively. Stockholders' Equity (Deficiency) reflects only 8,581,300 and 92,616,500 shares of Class A and Class B common stock outstanding, respectively, due to the classification of 16,684,150 shares as Redeemable Common Stock. Class A common stock has one vote per share and Class B common stock has ten votes per share.

    Each share of Series A Convertible Preferred stock (Convertible Preferred) is entitled to ten votes per share, shares equally with each common share in all dividends and distributions, and is convertible into one share of common stock, at any time, at the option of the holder. The Convertible Preferred stockholders have the right to sell their shares in a public offering by causing the Company to register such shares under the Securities Act of 1933. Certain other stockholders of the Company have similar registration rights.

    The Convertible Preferred has a liquidation preference equal to the greater of its Accreted Value or the amount which would be distributed to common stockholders, assuming conversion of the Convertible Preferred. The Accreted Value assumes a yield of 8% per annum, compounded semi-annually in arrears on the $350 purchase price per share. During the period, the carrying value of the Convertible Preferred has been increased by $29,555,000 to reflect the Accreted Value of $517,331,000 as of September 30, 1995.

    After June 1997, if the value of the common stock is greater than 137.5% of the then Accreted Value, the Company will have the right to convert each outstanding share of Convertible Preferred into one share of common stock.

    In June 2002, each outstanding share of Convertible Preferred may be converted at the option of the holder or the Company into a number of common shares which will have a value equal to the Accreted Value. The Company may, at its sole option, purchase for cash at the Accreted Value all or part of the Convertible Preferred instead of accepting or requiring conversion.

    The Company maintains a Restricted Stock Purchase Program under which certain employees of the Company, selected by the Board of Directors, are permitted to buy shares of the Company's common stock at the par value of one cent per share. The shares remain wholly or partly subject to forfeiture for five to seven years, during which a pro rata portion of the shares become "vested" at six-month intervals. Upon termination of employment with the Company, an employee must resell to the Company, for the price paid by the employee, the employee's shares which are not then vested. For financial statement presentation, the difference between the purchase price and the fair market value at the date of issuance is recorded as additional paid-in capital and unearned compensation, and charged to operations through 2001 as the shares vest. At September 30, 1995, 2,918,850 shares were not yet vested. During the nine months ended September 30, 1995, the Company sold an additional 2,370,425 shares under this program. In connection with the Restricted Stock Purchase Program, a wholly-owned subsidiary of the Company has loaned approximately $25,243,000 to the participating employees to fund their individual tax liabilities. These loans are due through 2001 and are included in Other Assets in the accompanying financial statements.

    Changes in Stockholders' Equity (Deficiency) during the nine months ended September 30, 1995 were as follows (in thousands):

                                 Series A                                                     Net Unrealized
                                Convertible   Common Stock     Additional                    Holding Gain on
                                 Preferred   Class    Class      Paid-In        Unearned     Marketable Equity
                                   Stock       A        B        Capital      Compensation      Securities          Deficit
                                -----------  -----    -----    ----------     ------------   -----------------   -----------
January 1, 1995                     $11       $86      $903      $583,181       $(12,097)         $47,996        $(2,308,414)
Net Loss                              -         -         -             -              -                -            (57,132)
Accretion of Redeemable
  Common Stock                        -         -         -       (15,653)             -                -                  -
Restricted Stock Purchase
  Program:
    Stock Issued                      -         -        23        45,963        (45,985)               -                  -
    Stock Vested                      -         -         -             -          8,947                -                  -
    Stock Forfeited                   -         -         -          (469)           469                -                  -
    Stock Exchanged for
     Loans                            -         -         -          (337)             -                -                  -
Change in Unrealized Gain,
  net of income taxes
  of $16,827                          -         -         -             -              -           24,965                  -
                                    ---       ---      ----      --------       --------          -------        -----------
September 30, 1995                  $11       $86      $926      $612,685       $(48,666)         $72,961        $(2,365,546)
                                    ===       ===      ====      ========       ========          =======        ===========

9.     LEGISLATION AND REGULATION

       Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, the FCC has promulgated rate regulations that establish maximum allowable rates for cable television services, except for services offered on a per-channel or per-program basis. The FCC's regulations require rates for equipment and installations to be cost-based, and require reasonable rates for regulated cable television services to be established based on, at the election of the cable television operator, either application of the FCC's benchmark formula or a cost-of-service showing pursuant to interim standards adopted by the FCC. In addition, the FCC regulations limit future rate increases for regulated services.

       Under current FCC regulations, a rate complaint or certification of a local franchising authority is required to regulate a system. In accordance with the regulations, the Company either reduced rates under the FCC's benchmark methodology or supported current rates by cost-of-service showings for these regulated franchises. Certain positions taken by the Company in its cost-of-service filings were based on provisions of the FCC's interim cost-of-service rules that allow certain "presumptions" in the rules to be overcome on a case-by-case basis. While the Company believed that its showings in this regard were sufficient, the results of these cases were unknown. As a result, during 1994 the Company recorded a revenue reserve.

       On August 3, 1995, a Social Contract between Continental and the FCC (the Social Contract) was adopted. The Social Contract is a six-year agreement covering all of the Company's existing franchises, including those that are currently unregulated, and settles the Company's pending cost-of-service rate cases and benchmark cable programming service tier (CPS) rate cases. Benchmark broadcast service tier (BBT) cases will be resolved by the Company and local franchising authorities. As part of the resolution of these cases, the Company agrees to, among other things, (i) invest at least $1.35 billion in domestic system rebuilds and upgrades in the next six years to expand channel capacity and improve system reliability and picture quality, (ii) reduce its BBT service rates and (iii) make in-kind refunds to affected subscribers totaling a retail value of approximately $9.5 million (this amount is fully reserved). The resolution of pending rate cases is without any finding by the FCC of any wrongdoing by Continental.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements of the Company for the three and nine month periods ended
September 30, 1994 and 1995.

RECENT ACQUISITIONS

     In June and November 1994, the Company acquired cable television systems serving approximately 44,000 basic subscribers in Manchester, New Hampshire (the "New Hampshire Acquisition") and 34,000 basic subscribers in Jacksonville, Florida (the "Florida Acquisition") for approximately $48.0 million and $67.0 million, respectively.

     The Company purchased several cable television systems serving approximately 88,000 basic subscribers near Chicago, Illinois (the "Chicago Acquisition") for approximately $168.5 million in August 1995 and 12,000 basic subscribers in Northern California (the "California Acquisition") for approximately $17.0 million in September 1995.

     Subsequent to September 30, 1995, the Company, Providence Journal Company, King Holding Corp., King Broadcasting Company and The Providence Journal Company consummated a merger (the "Merger") in which the Providence Journal Company (which at the time of the merger included only the cable television businesses and assets of Providence Journal Company) merged with and into the Company, and the Company purchased the cable television businesses and assets of King Broadcasting Company (the "King Cable Assets"). The Company issued 30,142,394 shares of Class A Common Stock to stockholders of Providence Journal Company in exchange for all the shares of Providence Journal Company. The ascribed value of the shares exchanged is approximately $584.8 million and does not necessarily reflect the price at which such shares will trade. In addition, the Company assumed $410.0 million of indebtedness and purchased the King Cable Assets for $405.0 million in cash.

     Subsequent to September 30, 1995, the Company also purchased cable television systems serving approximately 74,000 basic subscribers in Michigan (the Columbia Acquisition") for approximately $155.0 million.

     The Company is currently negotiating an agreement to acquire the remaining ownership interests of N-Com Limited Partnership II (the "Pending N-Com Buyout"), which owns and operates cable television systems serving approximately 56,000 basic subscribers in Michigan for approximately $88.0 million. The Company currently owns a 33.8% interest in N-Com Limited Partnership II and anticipates that the Pending N-Com Buyout will close in the fourth quarter of 1995.

Three Months Ended September 30, 1995 Compared To
Three Months Ended September 30, 1994
=================================================

     Revenues increased 15.6% (or $46.2 million) to $342.4 million. The cable television systems purchased in the Florida Acquisition, the Chicago Acquisition and the California Acquisition served a total of approximately 134,000 basic subscribers as of the acquisition dates and accounted for $9.7 million of such revenue increase. Excluding the effects of such acquisitions, revenues increased 12.3% (or $36.5 million) as a result of a 3.1% increase in ending basic subscribers, an increase in monthly cable revenue per average basic subscriber and increases in DBS service revenues. Excluding the acquisitions and DBS service revenue, monthly cable revenue per average basic subscriber increased from $33.70 to $36.60. The $2.90 increase in monthly cable revenue per average basic subscriber reflects: (i) basic rate reductions and the recording of non-cash revenue reserves during the three months ended September 30, 1994 in connection with the FCC's rate regulations; (ii) increases in basic rates during the nine months ended September 30, 1995, and; (iii) an increase in premium and other revenue categories. Revenues from premium cable services increased by $.5 million (excluding the foregoing acquisitions and DBS services)to $61.7 million due primarily to a 2.2% increase in premium subscriptions. The increase in revenues (excluding the foregoing acquisitions and DBS services) was also due to a $1.9 million increase in advertising revenues to $14.6 million, a $2.0 million increase in home shopping revenues to $4.2 million and a $4.8 million increase in pay-per-view revenues to $10.9 million. Revenues from DBS services increased by $8.5 million to $9.8 million principally as a result of an increase in DBS service subscribers from approximately 9,000 to over 63,000 as of September 30, 1995.

     Operating, selling, general and administrative expenses increased 16.1% to $195.8 million due to the foregoing acquisitions, the provision of DBS service, and increases in programming costs and wages. Depreciation and amortization expenses increased 15.3% to $82.2 million due to the foregoing acquisitions and increased levels of capital expenditures. Operating income increased 14.6% to $61.4 million. Interest expense increased 2.1% to $86.2 million as a result of a 19.7% increase in average debt outstanding. The effective interest rate decreased from 10.4% to 8.8%. Other (income) expenses included equity in net loss of affiliates, which increased from $4.6 million to $12.7 million primarily due to the Company recording its proportionate share of losses from Teleport Communications Group, Inc. ("TCG"), the Golf Channel and its international investments in Argentina, Singapore and Australia. As a result of such factors, the net loss before extraordinary item for the three months ended September 30, 1995 compared to September 30, 1994 increased by $3.2 million to $25.1 million.


Nine Months Ended September 30, 1995 Compared to
Nine Months Ended September 30, 1994
================================================

     Revenues increased 12.1% (or $106.9 million) to $992.5 million. The cable television systems acquired in the New Hampshire Acquisition, the Florida Acquisition, the Chicago Acquisition and the California Acquisition served a total of approximately 178,000 basic subscribers as of the acquisition dates and accounted for $22.9 million of such revenue increase. Excluding the effects of such acquisitions, revenues increased 9.5% (or $84.0 million) as a result of a 3.1% increase in ending cable subscribers, an increase in basic cable revenue per average basic subscriber and increases in DBS service revenues. Excluding the acquisitions and DBS service revenue, monthly cable revenue per average basic subscriber increased from $35.20 to $36.28. The $1.08 increase in monthly cable revenue per average basic subscriber reflects: (i) both the basic rate reductions and the recording of non-cash revenue reserves during the nine months ended September 30, 1994 in connection with the FCC's rate regulations; (ii) increases in basic rates during the nine months ended September 30, 1995, and; (iii) an increase in premium and other revenue categories. Revenues from premium cable services increased by $2.9 million to $185.9 million (excluding the foregoing acquisitions and DBS services) due primarily to a 2.2% increase in premium subscriptions. The increase in revenues (excluding the foregoing acquisitions and DBS services) was also due to a $4.6 million increase in advertising revenues to $44.9 million, a $3.1 million increase in home shopping revenues to $12.6 million and a $5.0 million increase in pay-per-view revenues to $23.9 million. Revenues from DBS services increased by $21.8 million to $24.0 million principally as a result of an increase in DBS service subscribers from approximately 9,000 to over 63,000 as of September 30, 1995.

     Operating, selling, general and administrative expenses increased 15.1% to $571.0 million due to the foregoing acquisitions, the provision of DBS service, and increases in programming costs and wages. Depreciation and amortization expenses increased 11.5% to $230.6 million due to the foregoing acquisitions and increased levels of capital expenditures. Operating income increased 4.4% to $182.0 million. Interest expense increased 8.7% to $252.6 million as a result of a 16.0% increase in average debt outstanding. The effective interest rate decreased from 9.6% to 9.1%. Other (income) expenses included a gain of $23.0 million from the sale of the Company's investment in QVC, Inc. and equity in net loss of affiliates, which increased from $14.4 million to $38.5 million primarily due to the Company recording its proportionate share of losses from TCG, the Golf Channel and its international investments in Argentina, Singapore and Australia. As a result of such factors, the net loss before extraordinary item for the nine months ended September 30, 1995 compared to September 30, 1994 increased by $12.6 million to $58.1 million.

     EBITDA. Based on its experience in the cable television industry, the Company believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA should not be considered as an alternative to operating or net income (measured in accordance with GAAP) as an indicator of the Company's performance or as an alternative to cash flows from operating activities (measured in accordance with GAAP) as a measure of the Company's liquidity. For the nine months ended September 30, 1995, EBITDA increased 8.1% to $421.4 million, as compared to the same period in 1994, primarily as a result of increases in revenue. DBS service accounted for ($1.3) million and $2.1 million of EBITDA for the nine months ended September 30, 1994 and 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth certain items from the Company's Condensed Statement of Consolidated Cash Flows (in thousands):

                                                       Nine Months Ended
                                                       September 30, 1995
                                                       ------------------
NET CASH PROVIDED FROM
   OPERATING ACTIVITIES                                    $  69,496
                                                           =========
NET CASH PROVIDED FROM
   FINANCING ACTIVITIES:
     Net borrowings                                        $ 634,151
     Other                                                     2,746
                                                           ---------
          Total                                            $ 636,897
                                                           =========
NET CASH PROVIDED FROM (USED FOR)
   INVESTING ACTIVITIES:
     Acquisitions (net)                                    $(184,882)
     Property, plant and equipment                          (346,046)
     Investments                                            (188,092)
     Other assets                                            (16,973)
     Proceeds from sale of marketable equity securities       27,357
     Proceeds from sale of investment                          1,181
                                                           ---------
          Total                                            $(707,455)
                                                           =========

     Recent Financing Activities.  On October 17, 1994, the Company entered into
     ----------------------------
its 1994 Credit Facility, which represents an amendment and restatement of the 1990 Credit Agreement (the "1994 Credit Facility"). The 1994 Credit Facility is an unsecured, reducing revolving credit facility with maximum credit availability of $2.2 billion. Credit availability under the

1994 Credit Facility will decrease annually commencing December 31, 1997 with a final maturity in October 2003. As of September 30, 1995, the Company had credit availability of $167.8 million under the 1994 Credit Facility. The Company arranged the 1994 Credit Facility on behalf of certain of its subsidiaries, which primarily represent certain owned and operated cable systems in the United States (the "Restricted Subsidiaries"). The Restricted Subsidiaries do not include the cable systems acquired or to be acquired in connection with the Merger, the Columbia Acquisition and the Pending N-Com Buyout. The Restricted Subsidiaries as a group are subject to the covenants and obligations imposed by the Company's credit agreements (excluding the 1995 Credit Facility) to the same extent as the Company, and their relevant financial measures are taken into account in computing the various ratios and tests imposed by such agreements.

     On July 18, 1995, certain of the Company's subsidiaries entered into a new unsecured, reducing revolving credit facility (the "1995 Credit Facility"). The maximum credit availability under the 1995 Credit Facility is $1.2 billion which will decrease annually commencing December 31, 1998, with a final maturity in September 2004. Such facility has other terms and conditions which are similar in certain respects to those contained in the 1994 Credit Facility. In October 1995, a subsidiary of the Company borrowed approximately $815.0 million under the 1995 Credit Facility to fund the Merger (including the purchase of the King Cable Assets) and approximately $155.0 million for the Columbia Acquisition. Subsequent borrowings under the 1995 Credit Facility will be used to fund the Pending N-Com Buyout for approximately $88.0 million in the fourth quarter of 1995 and for general corporate purposes, which would include capital expenditures of these acquired cable systems.

     On October 19, 1995, the Company filed a registration statement with the Securities and Exchange Commission for a public offering of shares of its Class A common stock (the "Offering"). The Company anticipates offering these shares in the first quarter of 1996, subject to market conditions. The Offering is anticipated to generate net proceeds to the Company of between $282.5 million and $325.0 million depending on whether the underwriters exercise the over-allotment option. The Company intends to use the net proceeds from the Offering for general corporate purposes, including capital expenditures, investments and acquisitions. Pending such uses, the Company plans to use proceeds from the Offering to repay amounts outstanding under the 1994 Credit Facility.

     The Offering will trigger the rights of each of the holders of the $100.0 million Floating Rate Debentures to require that the Company redeem all of such holders' Floating Rate Debentures at the principal amount plus accrued interest and certain other amounts relating to breakage costs and taxes. To the extent that any such holders tendered their Floating Rate Debentures, the Company would borrow funds under the 1994 Credit Facility to fund such redemptions. The maximum amount that the Company would be currently required to pay in the event that all such holders tendered their Floating Rate Debentures would be approximately $102.0 million. The Floating Rate Debentures currently bear interest at a rate per annum of approximately 8.9% (three-month LIBOR plus 3.0%). The interest spread increases to 4.5% in November 1996 and over time to 6.5%.

     Credit Arrangements of the Company.  On September 30, 1995, the Company had
     -----------------------------------
cash on hand of $10.5 million and the following credit arrangements: (i) $2,032.2 million outstanding under the 1994 Credit Facility; (ii) $125.8 million of 10.12% Senior Notes Due 1999 to the Prudential Life Insurance Company (the "Prudential Notes"); (iii) $200.0 million of 8-1/2% Senior Notes Due 2001;
(iv) $100.0 million of 8-5/8% Senior Notes Due 2003; (v) $275.0 million of 8-7/8% Senior Debentures Due 2005; (vi) $300.0 million of 9% Senior Debentures Due 2008; (vii) $525.0 million of 9-1/2% Senior Debentures Due 2013; (viii) $100.0 million of 10-5/8% Senior Subordinated Notes Due 2002; (ix) $100.0 million of Senior Subordinated Floating Rate Debentures Due 2004 (the "Floating Rate Debentures"); and (x) $300.0 million of 11% Senior Subordinated Debentures Due 2007. Other miscellaneous debt was $26.1 million as of September 30, 1995.

     In addition, a subsidiary of the Company has issued a standby letter of credit of $56.3 million on behalf of PrimeStar Partners L.P. ("PrimeStar"), which guarantees a portion of the financing PrimeStar incurred to construct a successor satellite system. The Company anticipates that the obligations under such letter of credit will increase next year up to a maximum of $70.6 million. The letter of credit is secured by certain marketable equity securities with a fair market value of $159.9 million as of September 30, 1995.

     The annual maturities of the Company's indebtedness for the years ending December 31,

1995, 1996, 1997, 1998 and 1999 will be $24.3 million, $27.3 million, $30.6 million, $195.4 million and $365.0 million, respectively.

     Capital Expenditures and Domestic Acquisitions.  The Company's expenditures
     -----------------------------------------------
for property, plant and equipment totaled $346.0 million for the nine months ended September 30, 1995 (approximately $46.2 million of which was related to the provision of DBS service). The Company anticipates that it will spend approximately $375.0 million for capital expenditures for its existing cable systems during 1995 (excluding the Merger, the Columbia Acquisition and the Pending N-Com Buyout). In addition, the Company anticipates spending approximately $55.0 million in 1995 for DBS home-premises equipment in connection with its role as a distributor for PrimeStar. The anticipated increase in capital expenditures for 1995 as compared to 1994 is due to the Company's intention (i) to further deploy addressable technology and to expand channel capacity in its systems and (ii) to provide PrimeStar's DBS service. The Company anticipates funding its capital expenditures in 1995 with borrowings from the 1994 Credit Facility and cash provided from operating activities. In accordance with the recently adopted Social Contract with the FCC, the Company has agreed to invest a minimum of $1.35 billion in system rebuilds and upgrades in the United States from 1995 to 2000, to expand channel capacity and improve system reliability and picture quality (see Recent Legislation).

The Company funded the Chicago Acquisition and the California Acquisition with borrowings under the 1994 Credit Facility. The Company funded the Merger (including the purchase of the King Cable Assets) with borrowings under the 1995 Credit Facility as well as through the issuance of 30,142,394 shares of Class A Common Stock. The Company funded the Columbia Acquisition and anticipates funding the Pending N-Com Buyout with borrowings under the 1995 Credit Facility.

     Investments.  For purposes of the Condensed Statements of Consolidated Cash
     ------------
Flows, the Company's investments include international investments, telecommunications and technology investments, and other investments.

     International Investments.  As of September 30, 1995, the Company has
     --------------------------
invested US$156.0 million to Fintelco S.A. ("Fintelco"), a company which owns and operates cable television systems serving approximately 620,000 subscribers in Argentina. The Company currently holds an approximate 50% interest in Fintelco. In addition, the Company has recorded commitments to contribute an additional US$31.6 million to Fintelco in order to finance a portion of certain acquisitions of Argentine cable television systems. The Company anticipates funding such commitments with borrowings from the 1994 Credit Facility and cash provided from operating activities. Fintelco is in the process of arranging an aggregate of approximately US$180.0 million in senior credit facilities, including a US$140.0 million credit facility. Proceeds from such facilities will be used to refinance existing short-term indebtedness and for general corporate purposes, including capital expenditures. Such facilities may reduce the amount of future advances from Fintelco's shareholders, including the Company. As of November 10, 1995, Fintelco had received commitments, which are subject to final documentation, in excess of US$200.0 million for the US$140.0 million credit facility. No assurance can be given at this time that such facilities will be successfully arranged.

     The Company and Optus Communications Pty Limited ("Optus"), a provider of long distance and cellular telephone services in Australia, have formed a joint venture to create a broadband communications network in Australia. The venture, called Optus Vision, is owned 46.5% by the Company, 46.5% by Optus, 5% by Publishing and Broadcasting Limited ("Nine"), the parent company of Kerry Packer's Nine Network, and 2% by Seven Network Limited ("Seven"). Each of Nine and Seven has an option to increase its shareholdings at fair market value to 20% and 15%, respectively, at any time prior to July 1, 1997. Optus Vision is providing cable television, and will provide local telephone and a variety of advanced broadband interactive services to business and residential customers in Australia's major markets.

     As of September 30, 1995 the Company had invested approximately US$80.1 million in Optus Vision. Optus Vision anticipates at this time that the future required funding needs of the project will total approximately US$1.4 billion (based upon exchange rates as of September 30, 1995) through 1999, which will be provided by a combination of equity from the joint venture partners and third-party debt. The Company anticipates funding its share of the equity contributions to Optus Vision with borrowings from the 1994 Credit Facility, cash provided from operating activities and other capital transactions which could include the issuance of new indebtedness and/or equity. The Company's funding requirements would be reduced if either or both of Nine and Seven exercise their options to increase their equity interests in Optus Vision to 20% and 15%, respectively. There can be no assurances that Nine and/or Seven will exercise their options.

     In September 1994, the Company acquired a 25% equity interest in Singapore Cablevision Private Limited ("SCV"), which is constructing a cable television system in Singapore. SCV has the exclusive right, through June 2002, to provide traditional cable television service in Singapore. As of September 30, 1995, the Company had made capital contributions of US$17.4 million and committed to contribute up to approximately US$27.0 million (based on exchange rates as of September 30, 1995) in additional capital. In addition, the Company has committed to loan up to approximately US$45.0 million (based on exchange rates as of September 30, 1995) to SCV if third-party debt financing is unavailable. The Company anticipates funding such commitments with borrowings from the 1994 Credit Facility and cash provided from operating activities. SCV has arranged an aggregate of S$106.0 million in senior credit facilities with certain financial institutions and is in the process of arranging an additional S$100.0 million of senior credit facilities. Such facilities may reduce the amount of future advances from SCV's shareholders, including the Company. No assurance can be given at this time that such additional facilities will be successfully arranged.

     Investments in Telecommunications and Technology.  The Company has made
     ------------------------------------------------
numerous investments which are related to its ownership interests in TCG and PrimeStar.

     In 1993, the Company purchased 20% of TCG for a purchase price of $66.0 million. In addition, the Company has committed to lend up to $69.9 million to TCG through 2003, of which $53.8 million was advanced as of September 30, 1995. The Company has also invested $50.5 million in joint ventures involving TCG and other cable operators and may in the future make additional investments in TCG and joint ventures involving TCG. Such future possible investment cannot be quantified at this time and will be evaluated by the Company on a project-by-project basis. On May 22, 1995, TCG entered into a $250.0 million revolving credit facility with a group of financial institutions. Borrowings under the facility may be used for general corporate purposes of TCG, including capital expenditures. Such facility may reduce the amount of future advances from TCG's shareholders, including the Company.

     The Company also owns an approximate 10.4% partnership interest in PrimeStar. As of September 30, 1995, the Company had made cash investments totalling $24.6 million to fund PrimeStar's ongoing operations and may in the future make additional investments in PrimeStar. The Company anticipates funding any additional investment in PrimeStar with cash provided from operating activities and borrowings under the 1994 Credit Facility.

     Other Financing and Investment Activities.  In January 1995, the Company
     ------------------------------------------
sold its shares of QVC common stock in a tender offer for approximately $27.4 million and sold a portion of its investment in National Cable Communications, L.P. for approximately $1.2 million. The proceeds from these sales were used to repay amounts outstanding under the 1994 Credit Facility. In exchange for its
5.7 million shares of Turner stock, the Company will receive approximately 4.4 million shares of Time Warner Inc. common stock if the proposed merger between Turner and Time Warner Inc. is consummated.

     Other Assets increased by $16.9 million during the nine months ended September 30, 1995 due primarily to approximately $13.0 million of loans to certain employees to cover tax obligations in connection with the Company's Restricted Stock Purchase Program (see Note 8 to the Company's Condensed Consolidated Financial Statements).

     1998-1999 Share Repurchase Program.   The Company is a party to a liquidity
     ----------------------------------
agreement (the "Stock Liquidation Agreement") with certain stockholders, including H. Irving Grousbeck (a co-founder of the Company), and the partners of certain general investment limited partnerships managed by Burr, Egan, Deleage & Co. (collectively, the "Subject Stockholders"). Since 1989, the Company has repurchased approximately 9.7 million shares of Common Stock, which are subject to the Stock Liquidation Agreement (the "Redeemable Common Stock"), for an aggregate purchase price of approximately $139.6 million. In addition, in a series of negotiated transactions, the Company has converted approximately 11.9 million shares of Redeemable Common Stock into the same number of shares of common stock. As a result, the Company's remaining obligation under the Stock Liquidation Agreement has been reduced to the repurchase of approximately 16.7 million shares (currently representing approximately 8.1% of its outstanding shares of common stock on a fully diluted basis, assuming conversion of the outstanding shares of the Company's Series A Participating Convertible Preferred Stock) of Redeemable Common Stock held by the Subject Stockholders, as well as by the other stockholders who elected to participate in this aspect of the liquidity program (collectively, the "Selling Stockholders"), on December 15, 1998 (or January 15, 1999, at each Selling Stockholder's election). The purchase price for such redemption is equal to the greater of (i) the dollar amount that a holder of common stock would receive per share of common stock upon a sale of the Company as a whole pursuant to a merger or a sale of stock or, if greater, the dollar amount a holder of common stock would then receive per share of common stock derived from the sale of the Company's assets and subsequent distribution of the proceeds therefrom (net of corporate taxes, including sales and capital gains taxes in connection with such sale of assets), in either case less a discount of 22.5% or (ii) the dollar amount equal to the net proceeds which would be expected to be received by a stockholder of the Company from the sale of a share of common stock in an underwritten public offering at the time the shares are to be repurchased after, under certain circumstances, being reduced by pro forma expenses and underwriting discounts. In the event the Company is unable to perform its obligation to complete the 1998-1999 Share Repurchase Program within six months of the payment date therefor, the Company is obligated, at the request made within such six-month period by any one or more Subject Stockholders or transferees holding an aggregate of at least 2.5 million shares of such transferred shares of Redeemable Common Stock, to use its best efforts (subject to compliance with applicable laws and regulations) to cause the sale of all or substantially all of the assets of the Company and, following the consummation of such sale, to liquidate the Company.

     Capital Resources.  Historically, cash generated from the Company's
     ------------------
operating activities in conjunction with borrowings and, to a lesser extent, proceeds from private equity issuances, have been sufficient to meet its debt service requirements, stock repurchase obligations and to make capital expenditures, investments and acquisitions. The Company believes that cash generated from operating activities, together with borrowings from existing and future credit facilities and net proceeds from the Offering and future equity issuances, will be sufficient to fund its future debt service requirements and stock repurchase obligations and to make anticipated capital expenditures, investments and acquisitions. However, there can be no assurance in this regard. There can be no assurance that the terms available for any future debt or equity financing would be favorable to the Company.

Recent Legislation
------------------

     Under current FCC regulations, a rate complaint or certification of a local franchising authority is required to regulate a system. In accordance with the regulations, the Company either reduced rates under the FCC's benchmark methodology or supported current rates by cost-of-service showings for these regulated franchises. Certain positions taken by the Company in its cost-of-service filing were based on provisions of the FCC's interim cost-of-service rules that allow certain "presumptions" in the rules to be overcome on a case-by-case basis. While the Company believes that its showings in this regard were sufficient, the results of these cases were unknown at the time. As a result, the Company recorded a non-cash revenue reserve in 1994.

     The Company has settled all of its pending cost-of-service rate cases and all of its benchmark Cable Programming Service tier rate cases through the recently adopted Social Contract with the FCC. Benchmark Basic Broadcast Tier ("BBT") cases will continue to be resolved by the Company and local franchising authorities. The Social Contract was adopted on August 3, 1995, and covers all of the Company's existing franchises, including those that are currently unregulated. It is the first comprehensive rate agreement involving cable television ever approved by the FCC. The Social Contract is designed to: (1) assure fair and reasonable rates for the Company's cable service customers; (2) improve the Company's cable service by substantially upgrading the channel capacity and technical reliability of its domestic cable systems; and (3) reduce the administrative burden and costs of regulation for local governments, the FCC and the Company. As part of the Social Contract, the Company agrees to, among other things, (i) invest at least $1.35 billion in domestic system rebuilds and upgrades from 1995 through 2000 to expand channel capacity and improve system reliability and picture quality, (ii) make in-kind refunds to affected subscribers with a retail value of approximately $9.5 million ( which is currently fully reserved) and (iii) reduce all of its BBT regulated and unregulated rates. The resolution of pending rate cases is without any finding by the FCC of any wrongdoing by the Company.

     The Company has the right to petition the FCC to incorporate future acquisitions of cable television systems under the Social Contract. No determination has been made at this time on whether or not to seek to include the systems acquired in the Merger and the other acquisitions (recently closed or pending) under the Social Contract.

                                    PART II
                               OTHER INFORMATION

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     A special meeting of the stockholders of the Company was held, following due notice, on September 28, 1995 to approve the following proposals:

     (1) A proposal to approve and adopt the Agreement and Plan of Merger, dated as of November 18, 1994, as amended and restated as of August 1, 1995 (the "Merger Agreement"), by and among Continental, Providence Journal Company ("Providence Journal"), The Providence Journal Company (a subsidiary of Providence Journal formed to hold the non-cable businesses and assets of Providence Journal), King Holding Corp. and King Broadcasting Company.

     (2) A proposal to approve and adopt an increase in the number of authorized shares of Class A Common Stock from 7,500,000 to 425,000,000.

     (3) A proposal to approve and adopt an increase in the number of authorized shares of Class B Common Stock from 7,500,000 to 200,000,000.

     (4) A proposal to approve and adopt an increase in the number of authorized shares of Preferred Stock from 2,700,000 to 200,000,000.

     (5) The election of Amos B. Hostetter, Jr. and Lester Pollack as Class C Directors of Continental to serve a three-year term.

     (6) The ratification of the appointment by the Board of Directors of Deloitte & Touche LLP as Continental's independent auditors for the current fiscal year ending December 31, 1995.

     All of the foregoing proposals were acted upon by a vote of 49,813,828 votes (representing 89.83% of the total authorized votes), with no votes cast against or abstaining and no broker non-votes.

     In addition to Messrs. Hostetter and Pollack, the terms of the following directors continued after the meeting:

     The term of the Class A Directors, Messrs. Henry F. McCance, Roy F. Coppedge, III, Michael J. Ritter and Robert B. Luick, will expire at the 1996 Annual Meeting of Stockholders. The term of the Class B Directors, Messrs. Timothy P. Neher, Vincent J. Ryan and Jonathan H. Kagan, will expire at the 1997 Annual Meeting of Stockholders. The terms of two additional Class C directors, Stephen Hamblett and Trygve Myhren, began on October 5, 1995 and will continue until the 1998 Annual Meeting of Stockholders.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

 (a)   Exhibits

 11.1  Computation of Earnings (Loss) Per Share

 (b)   Reports on Form 8-K.

          A report on Form 8-K was filed by the Company on October 18, 1995 (Item 2) regarding the consummation of the transactions contemplated by the Merger Agreement and the merger of Providence Journal with and into the Company.

 27    Financial Data Schedules

                         CONTINENTAL CABLEVISION, INC.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

                               CONTINENTAL CABLEVISION, INC.
                               (Registrant)

 DATE   November 14, 1995         BY /s/ P. Eric Krauss
                                     P. Eric Krauss, Vice President
                                       and Treasurer


 DATE   November 14, 1995         BY /s/ Richard A. Hoffstein
                                     Richard A. Hoffstein, Senior Vice
                                       President and Corporate Controller