Form 10-K405
period 1995-12-31
CONTINENTAL CABLEVISION INC
filed 1996-03-27
CIK 355069

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

   For the Fiscal Year Ended December 31, 1995

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
   1934 (NO FEE REQUIRED)

   For the transition period from     to

                        COMMISSION FILE NUMBER 33-57471

                         CONTINENTAL CABLEVISION, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ----------------

               DELAWARE                              04-2370836
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
           OF INCORPORATION)                     IDENTIFICATION NO.)


            THE PILOT HOUSE                               02110
              LEWIS WHARF                            (ZIP CODE)
              BOSTON, MA
         (ADDRESS OF PRINCIPAL
          EXECUTIVE OFFICES)

                                 617-742-9500
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

  The aggregate market value of the voting stock of the registrant held by non-affiliates is not applicable as no public market for the voting stock of the registrant exists.

    Number of shares of the registrant's Class A Common Stock at March 15, 1996: 38,885,385

    Number of shares of the registrant's Class B Common Stock at March 15, 1996: 109,664,521

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         CONTINENTAL CABLEVISION, INC.

                          1995 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                     PART I

                                                                           PAGE
                                                                           ----
 Item 1.  Business......................................................     1
 Item 2.  Properties....................................................    32
 Item 3.  Legal Proceedings.............................................    32
 Item 4.  Submission of Matters to a Vote of Security Holders...........    32
                                    PART II
                    Market for the Registrant's Common Stock and Related
 Item 5.  Stockholder Matters...........................................    33
 Item 6.  Selected Consolidated Financial Information...................    34
             Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................    36
 Item 8.  Financial Statements and Supplementary Data...................    45
             Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................    67
                                   PART III
 Item 10. Directors and Executive Officers of the Registrant............    67
 Item 11. Executive Compensation........................................    70
                     Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................    74
 Item 13. Certain Relationships and Related Transactions................    77
                                    PART IV
          Exhibits, Financial Statement Schedules and Reports on Form 8-
 Item 14. K.............................................................    78

                                    PART I

ITEM 1. BUSINESS.

(A) DEVELOPMENT OF BUSINESS.

  Continental Cablevision, Inc. ("Continental" or the "Company," which terms include its consolidated subsidiaries unless the context indicates otherwise) is a leading provider of broadband communications services. As of December 31, 1995, the Company's systems and those of its U.S. affiliates passed approximately 7.2 million homes and provided service to approximately 4.2 million basic cable subscribers, making the Company the third-largest cable television system operator in the United States. In addition, Continental has pursued investments in sectors that are complementary to its core business, including (i) international broadband communications; (ii) interests in telecommunications and technology, including competitive-access telephony and direct broadcast satellite ("DBS") service; and (iii) interests in programming services.

  Effective October 5, 1995, Continental acquired the cable television businesses and assets of Providence Journal Company ("Providence Journal"), serving approximately 779,000 basic subscribers, through the merger of Providence Journal into Continental and related transactions (the "Providence Journal Merger"). The Company also completed during the year ended December 31, 1995: (i) acquisitions of systems serving approximately 88,000 basic subscribers in Chicago, Illinois ("Cablevision of Chicago"), 74,000 basic subscribers in Michigan ("Columbia Cable of Michigan") and 12,000 basic subscribers in Northern California ("Consolidated Cablevision of California") and (ii) the acquisition of the remaining 66.2% interest in N-COM Limited Partnership II ("N-COM"), which owned systems serving approximately 56,000 basic subscribers in Michigan (the "N-COM Buyout" and, collectively, the "Recent Acquisitions"). See "Description of Business--U.S. Acquisitions and Investments."

  On February 27, 1996, the Company entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") with U S WEST, Inc. ("U S WEST") providing for the merger of the Company with and into U S WEST (the "Merger"). As a result of the Merger, Continental's operations will become part of U S WEST Media Group ("UMG"), a leading global media and telecommunications company. UMG is one of two major groups that comprise U S WEST. U S WEST's other major group, U S WEST Communications, provides telecommunications services to more than 25 million customers in 14 western and mid-western states.

  If the Merger is consummated, UMG will acquire all of Continental's outstanding capital stock for aggregate consideration of approximately $5.3 billion, consisting of the following: shares of a new class of U S WEST Series D Convertible Preferred Stock (the "Series D Preferred Stock") valued at $1 billion, shares of U S WEST Media Group Common Stock ("UMG Common Stock") valued at $3.3 billion and $1 billion in cash. The Common Stock, $.01 par value per share, of the Company (the "Common Stock") has been valued at $30 per share for purposes of the Merger. At U S WEST's election, the cash consideration may be increased, and the consideration to be paid in UMG Common Stock may be reduced, by up to $500 million. As part of the Merger, US WEST will also assume Continental's outstanding indebtedness and other liabilities, which are currently approximately $5.5 billion.

  The Merger has been structured to be a tax-free reorganization; the gain, if any, recognized by a Continental stockholder will be taxable only to the extent of any cash received. In the Merger, each holder of Class A Common Stock of the Company (the "Class A Common Stock") is entitled to receive shares of UMG Common Stock and shares of Series D Preferred Stock, and each holder of Class B Common Stock of the Company (the "Class B Common Stock") (including those issued upon conversion of the Series A Participating Convertible Preferred Stock of Continental (the "Series A Preferred Stock")) is entitled to receive, at the holder's election, either cash or shares of UMG Common Stock and shares of Series D Preferred Stock, or a combination thereof. In order to maintain the tax-free status of the Providence Journal Merger, holders of Class A Common Stock, comprised mainly of former Providence Journal stockholders, will be asked to approve an amendment to the Company's Amended and Restated Certificate of Incorporation that will allow cash consideration to be received only by holders of Class B Common Stock.

  For purposes of determining the number of shares of UMG Common Stock to be delivered in the Merger, such stock will be valued on the basis of the average last reported intra-day sale price of UMG Common Stock during the 20 trading days selected by lot from the 30 trading days ending on the fourth trading day before the effective date of the Merger (the "UMG Share Price"). Continental and U S WEST will be required to consummate the Merger if the UMG Share Price as so determined is no less than $20.825 and no greater than $28.175. If the UMG Share Price is below $20.825, Continental will have the right to terminate the Merger Agreement unless U S WEST elects to issue shares of UMG Common Stock based on the actual UMG Share Price. If U S WEST does not so elect and Continental terminates the Merger Agreement, Continental will have the right to require U S WEST to purchase 5,650,000 shares of a new Series B Convertible Preferred Stock of Continental for a purchase price of $282.5 million. Conversely, if the UMG Share Price is above $28.175, U S WEST will have the right to terminate the Merger Agreement unless Continental elects to accept shares of UMG Common Stock in the Merger based on the actual UMG Share Price.

  The Merger is expected to close in the fourth quarter of 1996. The consummation of the Merger is subject to various conditions to closing, including, but not limited to, regulatory approvals and Continental stockholder votes. Certain major stockholders have agreed to vote in favor of the Merger and other related matters. However, no assurances can be given that the Merger will occur, or occur in the foregoing manner.

  Unless otherwise indicated, all industry data set forth herein are based upon information compiled by the National Cable Television Association ("NCTA"), Paul Kagan Associates and/or Warren Publishing Co., and median household income data are derived from demographic information provided by Equifax Marketing Decision Systems, Inc. The demographic information was provided by zip code area and was averaged by Continental (weighted by the number of basic subscribers in each zip code area) (i) for all of the zip code areas Continental serves and (ii) for the zip code areas in each of Continental's five U.S. cable television management regions. Equifax Marketing Decision Systems, Inc. developed the 1995 demographic information by adjusting 1990 census data to take into account estimated growth rates which were developed by the WEFA Group (formerly Wharton Econometric Forecasting Associates and Chase Econometrics).

  The share information contained herein, except as otherwise provided, gives effect to a stock dividend of 24 shares, which was effective September 29, 1995, on each share of Class A Common Stock and Class B Common Stock of the Company outstanding on the record date for such stock dividend.

  The Company logo is a trademark of the Company. All other brand names and trademarks appearing herein are the property of their respective holders.

  The Company was incorporated in the State of Delaware in 1963 and has been providing basic and pay cable television services since its inception.

(B) DESCRIPTION OF BUSINESS.

U.S. CABLE TELEVISION BUSINESS

  The Company's five management regions operate systems that are organized into 22 operating clusters in 20 states. As of December 31, 1995, approximately 55.0% of Continental's total basic subscribers were located in the Company's seven largest operating clusters. The Providence Journal Merger and the Recent Acquisitions increased the total number of subscribers in these clusters by approximately 33.0%, to more than 2.3 million. Continental believes that its operating scale in key markets generates significant benefits, including operating efficiencies, and enhances its ability to develop and deploy new technologies and services.

  Continental's systems have channel capacity and addressability that are among the highest in the cable industry. The Company's systems are located principally in suburban communities adjacent to major metropolitan markets, as well as in mid-sized cities, that generally have attractive demographics and are geographically diverse. These systems serve communities with a median household income of approximately $42,300 versus the national median of approximately $37,900. Continental believes that its technologically advanced broadband networks and the demographic profile of its subscriber base, coupled with its effective marketing, are essential to its ability to sustain pay-to-basic penetration rates and total monthly revenue per average basic subscriber that are among the highest in the cable television industry. Continental believes that the geographic diversity of its system clusters reduces its exposure to economic, competitive or regulatory factors in any particular region.

  Cable television is a service that delivers a wide variety of channels of television programming, consisting primarily of video entertainment, sports and news, as well as informational services, locally originated programming and digital audio programming, to the homes of subscribers who pay a monthly fee for the service. Television and radio signals are received by off-air antennas, microwave relay systems, satellite earth stations and fiber-optic cables and then distributed to subscribers' homes over networks of coaxial and fiber-optic cables.

  The Company's systems offer subscribers various levels (or "tiers") of cable services consisting of broadcast television signals available off-air in any locality, television signals from so-called "superstations" originating in distant cities (such as WTBS, WGN and WWOR), various satellite-delivered, non-broadcast channels (such as Entertainment and Sports Programming Network ("ESPN"), Cable News Network ("CNN"), the USA Network ("USA") and Music Television ("MTV")), displays of information featuring news, weather and stock market reports and programming originated locally by the systems (such as public, educational and governmental access channels). The Company's systems also provide premium services to basic subscribers for an extra monthly charge. These premium services include Home Box Office ("HBO"), Cinemax, Showtime, The Movie Channel, Encore, The Disney Channel and certain regional sports networks, which are satellite-delivered channels that consist principally of feature films, live sporting events and other special entertainment features, usually presented without commercial interruption. Certain of the Company's systems also carry "multiplexed" premium services, which are available from certain premium-service providers such as HBO. Multiplexing allows a premium-service supplier to offer its programming on two or more channels simultaneously, but scheduled differently, so as to provide the subscriber with an expanded choice of programs at any given time.

  Although services vary from system to system because of differences in channel capacity and viewer interest, most of Continental's systems offer a Basic Broadcast Tier ("BBT") as the lowest-priced tier (consisting generally of broadcast television signals available locally off-air, local origination and public, educational and governmental access channels), one or more Cable Programming Service ("CPS") tiers (which include satellite-delivered cable programming services) and several premium and pay-per-view channels. Subscribers may choose various combinations of such services. Certain Continental systems offer satellite-delivered, non-broadcast services as a New Product Tier ("NPT"), which the FCC has indicated it will forebear from regulating. See "Legislation and Regulation" for a description of recent legislation and regulation, which limits Continental's ability to price and tier certain programming services. Continental may offer such NPTs to subscribers in additional systems as it expands channel capacity in such systems. As a result of a social contract (the "Social Contract") adopted by the Federal Communications Commission (the "FCC"), Continental is permitted on each existing system (currently excluding the systems acquired in the Providence Journal Merger and the Recent Acquisitions) to move up to four existing services on CPS tier(s) to a single tier called a Migrated Product Tier, provided such tier is offered without requiring customers to purchase any tier other than the BBT. The rates of the Migrated Product Tier will be regulated under the Social Contract until January 1997 and then may be converted into NPTs. Under a proposed amendment to the Social Contract that has been released for public comment by the FCC (the "Social Contract Amendment"), former Providence Journal systems and systems acquired in the Recent Acquisitions will also be permitted to implement Migrated Product Tiers. See "U.S. Operating Strategy--U.S. Regulatory Strategy; Social Contract."

  A customer generally pays an initial installation charge and fixed monthly fees for the BBT, CPS tier, NPT, Migrated Product Tier and premium programming services. Such monthly service fees constitute Continental's primary source of revenues. In addition to these monthly revenues, Continental's systems currently generate revenues from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Continental's systems also offer home shopping services, from which Continental receives a share of revenues from sales of merchandise in its service areas.

U.S. OPERATING STRATEGY

  Continental's strategy in the United States is to acquire and retain customers that will subscribe to a broad range of enhanced video, high-speed data, telephony and other telecommunications services. Execution of this strategy involves the following key operating principles:

  OPERATING SCALE. Continental is committed to preserving and further expanding its operating scale in key markets (as measured by the number of homes passed) through internal growth and strategic acquisitions and exchanges of systems. Continental believes that operating scale is critical to its ability to meet the growing capital and technical requirements that are vital to its long-term competitiveness and will enable it to realize operating efficiencies, enhance its ability to develop and deploy new technologies and provide new services.

  LARGE REGIONAL SYSTEM CLUSTERS. Since its inception, Continental has concentrated its operations in large regional system clusters located primarily in suburban communities adjacent to major metropolitan markets, as well as in mid-sized cities, that generally have attractive demographics and are geographically diverse. Continental believes that clustering creates operating efficiencies through reduced marketing and personnel costs and lower capital expenditures, particularly in systems where cable service can be delivered to several communities within a single region through a central headend reception facility. Regional system clusters are attractive to advertisers in that they maximize the scope and effectiveness of advertising expenditures. Large system clusters also enable Continental to attract and retain high-quality management at the system level and to more effectively deploy new products and services. In addition to selectively acquiring systems, Continental is exploring opportunities to enlarge and enhance key system clusters by exchanging certain of its systems for those of other cable television operators. See "U.S. Acquisitions and Investments."

  As of December 31, 1995, approximately 55.0% of Continental's total basic subscribers were located in the Company's seven largest operating clusters, which include the greater metropolitan areas of Boston, Chicago, Los Angeles and Detroit. The Providence Journal Merger and the Recent Acquisitions increased the total number of basic subscribers in these operating clusters by approximately 33.0%, to more than 2.3 million.

  Communities that are served by Continental's systems have a median household income of approximately $42,300, versus the national median of approximately $37,900. Continental's five management regions operate systems that are organized into 22 operating clusters in 20 states. No single region accounts for more than 24.9% of total basic subscribers. Continental believes that this geographic diversity reduces its exposure to economic, competitive or regulatory factors in any particular region.

  TECHNOLOGICALLY ADVANCED SYSTEMS. Continental strives to maintain the highest technological standards in the industry and is continually upgrading its systems. By deploying high-capacity fiber-optic cable and addressable technology in its broadband network, Continental continues to develop the foundation from which to provide a broad range of enhanced video, high-speed data, telephony and other telecommunications services. Fiber-optic cable provides the capacity necessary to offer such services. Addressable technology, which enables Continental to control electronically the cable television services to be delivered to each customer, is essential to realize the full growth potential of pay-per-view, tiered programming offerings such as NPTs and Migrated Product Tiers and other interactive video services. Continental's continuing investment in its systems enhances picture quality and signal reliability, reduces operating costs and improves overall customer satisfaction.

  Continental continues to upgrade its systems with addressable technology and fiber-optic cable. As of December 31, 1995, Continental provided at least 54-channel capacity in systems serving over 80.0% of its basic subscribers. In addition, Continental had addressable technology in systems serving approximately 88.0% of its basic subscribers. Continental will also begin to deploy digital converter boxes, as they become commercially available, to certain basic subscribers. Digital compression significantly increases the number of video channels that can be carried on a system and greatly increases Continental's ability to provide enhanced video, high-speed data, telephony and other telecommunications services. In addition to upgrading its systems, Continental is deploying an information technology system in order to increase operating efficiencies (including billing and customer service).

  Continental has recently installed digital advertising insertion equipment in several markets including Boston, Richmond, Jacksonville, Pompano, Dayton, Fresno and Detroit. This equipment allows Continental to download advertisements electronically to certain headends, thereby significantly enhancing the flexibility and reliability of Continental's advertising sales. Continental's Northeast region employs high-speed Asynchronous Transfer Mode switches, which, in addition to facilitating advertising insertion, have other potential uses, including improving Continental's ability to provide enhanced video, voice and high-speed data offerings. Asynchronous Transfer Mode is a new high-speed data transport and packaging protocol that allows data, video and voice to be sent simultaneously over the same communication line.

  DECENTRALIZED AND LOCALLY RESPONSIBLE MANAGEMENT. Continental has developed a decentralized and locally responsive management structure that brings significant management expertise and stability to every region and allows Continental to respond effectively to the specific needs of the communities it serves. Broad operating authority has been delegated to the Senior Vice President managing each region, who has, on average, 13 years of experience with Continental and 20 years within the cable industry. Certain employees, including the regional Senior Vice Presidents, are awarded equity compensation in the form of restricted stock grants, which vest over time, as an additional incentive to maximize stockholder value. Continental believes that the expertise, stability and commitment of its regional management is integral to its ability to provide superior customer service, maintain strong community and local regulatory relations and maximize growth potential.

  EFFECTIVE MARKETING. Continental seeks to maximize revenues by increasing subscriptions to its BBT, CPS, NPT, Migrated Product Tier, premium and pay-per-view programming services through effective marketing, combined with a local focus on customer service and community relations. Continental markets cable television services through telemarketing, direct mail and door-to-door solicitation, reinforced by radio, cable television, off-air television and newspaper advertising. Continental seeks to attract and retain long-term subscribers and increase the percentage of homes in its service areas that subscribe to expanded service offerings. Continental believes that its technologically advanced systems and the demographic profile of its subscriber base, coupled with its effective marketing, are essential to its ability to sustain pay-to-basic penetration rates and total monthly revenue per average basic subscriber that are among the highest in the cable industry. As of December 31, 1995, Continental's ratio of premium service subscriptions to basic subscribers was 90.0%, and its total monthly cable revenue per average basic subscriber was $35.99.

  CUSTOMER SERVICE AND COMMUNITY RELATIONS. Continental believes that it is an industry leader in addressing the needs of its local customers. Through the use of surveys, focus groups, and other research tools, and by continually investing in information technology and employee training, Continental believes it has created one of the most extensive customer service programs in the cable television industry, supported by training centers in each of its regions. To improve its customer service efforts, Continental is in the process of incorporating information technology into its customer service functions, which will enable customer service representatives to more effectively interact with the customer. Continental's emphasis on customer service has helped to foster and sustain good relationships with the communities it serves.

  Continental believes that its focus on customer service and community relations and reputation for quality will provide a competitive advantage as it plans to market a broad range of enhanced video, high-speed data, telephony and other telecommunications services to homes in its operating regions, frequently in competition with other providers of these services. See "Competition."

  LEADERSHIP IN REGULATORY AND OTHER INDUSTRY MATTERS. Continental has fostered strong regulatory relations at the federal and local levels. In order to resolve a variety of significant regulatory issues and obtain more certainty in the regulatory environment, Continental negotiated the Social Contract, the first comprehensive rate agreement involving cable television ever approved by the FCC. The Social Contract was adopted by the FCC on August 3, 1995, and extends through the year 2000. It settled all rate cases pending before the FCC at the time and all cost-of-service cases pending before local franchise authorities. The Social Contract Amendment, which would incorporate into the Social Contract the systems acquired in the Providence Journal Merger and the Recent Acquisitions and would settle all outstanding rate cases and appeals involving these systems pending before the FCC, was released for public comment on March 6, 1996. See "U.S. Regulatory Strategy; Social Contract." Continental was also the first major cable television company to reach a retransmission consent agreement with a broadcaster not requiring cash compensation for the right to carry the broadcaster's local television signals.

  EXPANDED SERVICE OFFERINGS. Continental believes that its operating strategy has generated and will continue to generate additional revenues from numerous sources, as customer demand expands and regulations permit. Increased channel capacity and addressability enable Continental to offer enhanced video services such as "tiered" and "multiplexed" services. Continental believes that the "tiering" of programming services, which includes providing Migrated Product Tiers and NPTs, leads to increased customer satisfaction by offering subscribers a wider variety of programming and pricing packages from which to choose. In addition, Continental currently uses "multiplexing" in many systems to enhance the perceived value of certain of its premium service offerings such as HBO.

  Continental derives revenues from the sale of advertising time on advertising-supported, satellite-delivered networks such as ESPN, MTV and CNN, as well as on locally originated programming. Continental's advertising revenues increased from $27.0 million for the year ended December 31, 1990 to $73.4 million for the year ended December 31, 1995 (representing a 22.1% compound annual growth rate in advertising revenues) and accounted for 5.1% of Continental's total revenues for the year ended December 31, 1995. Continental has increased its advertising sales through its participation in several regional cable advertising interconnects (associations of cable companies organized to effectively deliver a large market to advertisers), as well as through the deployment of advanced technologies, including digital advertising insertion equipment and Asynchronous Transfer Mode switches. Continental also participates in the national development of cable advertising through its ownership interest in National Cable Communications L.P. ("NCC"), the largest cable advertising representation firm in the country.

  Pay-per-view programming is offered to subscribers on an individual event basis and consists of recently released movies and special events (including boxing matches, other sporting events and concerts). Continental realized 14.9% compound annual growth in pay-per-view revenues from December 31, 1990 to December 31, 1995; for the year ended December 31, 1995, pay-per-view revenues accounted for approximately 2.3% of Continental's total revenues.

  Continental believes that increased channel capacity and the further deployment of addressable technology in its systems will enable it to expand the number of channels dedicated to pay-per-view services and increase the number of subscribers with access to pay-per-view programming. Continental will be conducting marketing and engineering trials in its Natick, Massachusetts system to evaluate the viability of enhanced pay-per-view or near video-on-demand ("NVOD") services. The Natick trials are scheduled to begin in late 1996 and will cover approximately 1,500 homes. Based on the results of these tests, Continental may offer enhanced pay-per-view or NVOD services in certain of its other systems in 1997.

  Continental also receives a percentage of the proceeds from subscribers' purchases of merchandise offered on home shopping programming services such as QVC, Inc. ("QVC"), Home Shopping Network, Inc. ("HSN") and Valuevision. Combined, advertising, pay-per-view and home shopping revenues have increased at a compound annual rate of 20.2% from December 31, 1990 to December 31, 1995. Continental believes that these and other services could become more substantial sources of revenue over time; however, there can be no assurance in this regard.

  In addition, Continental has created an advanced broadband telecommunications network for Boston College in Newton, Massachusetts, which is a fully interactive, 750 MHz network providing service to 150 classrooms, 250 administrative locations and over 8,000 outlets in dormitory locations on campus. The network provides video and high-speed data services, including full access to library resources and the Internet from each outlet, and will provide "cable-commuting" services to faculty, administrators and students. The project represents an opportunity for Continental to capitalize on its existing network infrastructure to provide comprehensive broadband network services. Based on its experience providing these services to Boston College, Continental may make these services available on its systems in other markets.

  Continental currently provides competitive-access telephony service to business customers in Jacksonville, Florida and Richmond, Virginia. Continental is currently certificated to provide residential telephony service in Florida and California and has already installed telephony switching equipment in Jacksonville, Florida. The Company plans to provide residential telephone service initially to multiple-dwelling units in selected Florida communities in 1996 and introduce residential telephone service to single-family homes by the end of 1997. Continental has applied for certification to provide telephony services in New Hampshire and will likely apply for certification in Massachusetts, Illinois, Ohio, Virginia and Michigan during 1996.

  Finally, the Company currently acts as a local distributor of the PrimeStar Partners, L.P. ("PrimeStar") DBS service. In this role, it sells to, services, and collects monthly fees from consumers. PrimeStar, of which Continental owns a 10.4% interest, currently offers a wide range of programming, including 73 channels of cable and network television, sports and movies as well as several audio channels. As of December 31, 1995, Continental served approximately 80,000 of PrimeStar's approximately 961,000 customers. In addition, Continental's DBS-service business generated revenue of $37.0 million and operating income before depreciation and amortization of $4.3 million for the year ended December 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Telecommunications and Technology."

  U.S. REGULATORY STRATEGY; SOCIAL CONTRACT. In October 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which, among other things, authorized the FCC to set standards for governmental authorities to regulate the rates for certain cable television services and equipment and gave local broadcast stations the option to elect mandatory carriage or require retransmission consent.

  After extensive evaluation of cost-of-service principles and economic and legal analyses by experts in the rate regulation area, Continental decided to defend certain of its service rates using the FCC's benchmark methodology and certain of its service rates using the cost-of-service methodology.

  On August 3, 1995, the FCC adopted a Social Contract with Continental, which covered all of Continental's franchises, regulated or unregulated (excluding the franchises acquired in the Providence Journal Merger and the Recent Acquisitions). It was the first comprehensive rate agreement involving cable television ever approved by the FCC. Continental's Social Contract resolved 377 cable rate cases; provided $9.5 million of in-kind refunds to affected subscribers; created low-priced life-line BBTs in all Continental systems in a manner that was revenue-neutral to the Company; committed Continental to invest $1.35 billion in system rebuilds and upgrades from 1995 through 2000 to expand channel capacity and improve technical reliability and picture quality; and established a plan to stabilize rates for the BBT and for CPS tiers in all Continental franchises, including franchises that are not subject to rate regulation.

  In establishing low-priced life-line BBTs, Continental was permitted to adjust its CPS-tier rates to offset the 15% to 20% reductions in its BBT rates and to allow for external cost increases, inflation and channel additions permitted by the FCC's "going forward" rules (the "Going Forward Rules"). Under the Going Forward Rules, Continental, along with other cable operators, during the two-year period beginning January 1, 1995, is permitted to add new services to the CPS tier and to reflect the cost of those new services by an amount not to exceed $.20 per added channel up to an aggregate of $1.20, plus the actual license fees for the added channels not to exceed a total of $.30. In 1997, a seventh channel may be added at a rate of $.20 plus the license fee.

  Pursuant to the Social Contract, Continental is permitted to conduct a second round of channel additions during the three-year period commencing January 1, 1998 on the same terms as the first round under the Going Forward Rules.

  Continental is also permitted to average broad categories of equipment and various installation costs for all its systems on a state or region-wide basis, rather than on a franchise-by-franchise basis. This averaging is now also permitted by the Telecommunications Act of 1996 (the "1996 Telecommunications Act"), discussed herein. Such rates will be reviewed and approved by the FCC, subject to enforcement by local franchise authorities.

  Finally, Continental is permitted on each system to move up to four existing services on CPS tier(s) to a single Migrated Product Tier, provided the Migrated Product Tier is offered without requiring customers to purchase any tier other than the BBT. The rates of the Migrated Product Tier will be regulated in accordance with price limits contained in the Social Contract until January 1, 1997, at which point Continental systems may elect to convert their Migrated Product Tiers into NPTs, as defined by the Going Forward Rules, provided the tiers continue to be offered without requiring customers to purchase any tier other than the BBT. The rates for the NPTs are regulated by market forces. See "Legislation and Regulation--Federal Regulation--Rate Regulation." In addition, Continental has the right to add an unlimited number of new channels to its Migrated Product Tier at $.20 per channel, plus the actual license fees for the added channels.

  Continental has the right to petition the FCC to incorporate acquisitions of cable television systems under the Social Contract. The Social Contract Amendment was released by the FCC for public comment on March 6, 1996.

  The Social Contract Amendment, if adopted, would incorporate into the Social Contract all franchises acquired in the Providence Journal Merger and the Recent Acquisitions; resolve all CPS-tier rate cases involving the systems acquired in the Providence Journal Merger and the Recent Acquisitions; provide for cash refunds in the form of bill credits to affected customers totaling approximately $1.6 million; and find that current rates being charged for CPS-tier services in all such franchises, except for Naples, Florida, are not unreasonable. Subscribers in the Naples, Florida system, which was acquired in the Providence Journal Merger, would receive their proportionate share of CPS-tier rate reductions not to exceed $250,000 in the aggregate. For the systems acquired in the Providence Journal Merger and the Recent Acquisitions, Continental would establish a life-line BBT priced 15% to 20% below current rates and would recoup the reduced amount by a revenue-neutral increase on CPS-tier services, as in the original Social Contract.

  The Company would be able to continue to offer all packages of a la carte channels that are currently offered in former Providence Journal systems; such packages would be treated as Migrated Product Tiers. The only exception would be Naples, Florida, where four of eight channels in the a la carte package would have to be moved to the CPS tier. New channels would be added to the Migrated Product Tier at a price of $.20 per channel plus actual license fees. Where only one a la carte package was created, it may later be converted into an NPT. If two a la carte packages were created, they would remain Migrated Product Tiers through the term of the Social Contract. For systems acquired in the Providence Journal Merger and the Recent Acquisitions that did not create a la carte packages, the Company would be able to create Migrated Product Tiers consisting of up to four services migrated from regulated CPS tiers.

  Local franchising authorities may elect to opt out of the $1.6 million of cash refunds under the Social Contract Amendment, but would be bound by the other terms of the Social Contract Amendment. Further, if a local franchising authority in the Naples, Florida system elects to opt out of the cash refunds, subscribers in that franchise area would not receive their share of the $250,000 prospective rate reduction.

  The resolution of pending rate cases is without any finding by the FCC of any wrongdoing by the Company, Providence Journal or any of the entities from which the Company purchased systems in the Recent Acquisitions.

  In addition, the proposed Social Contract Amendment would effect certain changes to the original Social Contract, such as an increase in the capital investment commitment from $1.35 billion to $1.7 billion for the upgrade of Continental's systems, including the systems acquired in the Providence Journal Merger and the Recent Acquisitions. In addition, instead of using the Going Forward Rules and the second round of Going Forward Rules permitted by the Social Contract, Continental would agree to add, on average, 10 additional regulated services to the CPS tier during the life of the Social Contract and would be able to increase monthly rates for the CPS tier by $1.00 each year in the systems acquired in the Providence Journal Merger and the Recent Acquisitions from 1996 through 1999 (net of any Going Forward increases taken in 1996) and by $1.00 each year in all other Continental systems from 1997 through 1999. During the life of the Social Contract, the only other permitted CPS-tier increases would be for inflation and increases in external costs. The Company would provide a free cable connection to public schools (K-12) and a cable connection at cost to secondary private schools whose students receive funding under Title I of the Elementary and Secondary Education Act and would provide free cable service to all connected schools. Within one year of the commercial availability of a Continental on-line service for personal computers, the Company would, upon request, provide the cable-connected schools with one free modem and free on-line service during the school year. Additional modems would be made available at cost. The Company would also provide teacher training and support.

  The rate restructuring, Migrated Product Tier and "Going Forward" adjustments that Continental has implemented under the Social Contract and the Social Contract Amendment, if adopted, will continue to apply to systems divested by Continental through a system sale or exchange. Other rights and obligations will apply only if the new owner notifies the FCC that it agrees to be bound by the same or similar terms and conditions as those contained in the Social Contract and the Social Contract Amendment, if adopted. Continental will not be relieved of its total capital investment requirement under the Social Contract and the Social Contract Amendment, if adopted, by reason of these divestitures. The Social Contract also provides for its termination in the future if the laws and regulations applicable to services offered in any Continental franchise change in a manner that would have a material favorable financial impact on Continental. In that instance, the Company may petition the FCC to terminate the Social Contract.

  In February 1996, the 1996 Telecommunications Act was enacted into law. The 1996 Telecommunications Act modifies various provisions of the Communications Act of 1934, the Cable Communications Policy Act of 1984 (the "1984 Cable Act") and the 1992 Cable Act, with the intent of establishing a pro-competitive, deregulatory policy framework for telecommunications. Among other provisions, discussed below, the 1996 Telecommunications Act sets a date for removal of CPS-tier rate regulations, allows telephone companies to build and operate cable systems in their local markets, and sets forth the conditions for voice and data competition in the local telephone market. The Company at this time cannot predict the full effect that the 1996 Telecommunications Act or the FCC's implementing regulations may have on Continental's operations. See "Legislation and Regulation."

U.S. SYSTEMS

  The following table summarizes the growth of the Company and its affiliates within the United States since December 31, 1993.

                                                   AS OF DECEMBER 31,
                                              -------------------------------
                                                1993       1994       1995
                                              ---------  ---------  ---------
Homes passed by cable (1).................... 5,192,000  5,372,000  7,191,000
Number of basic subscribers (2).............. 2,895,000  3,081,000  4,190,000
Basic penetration (3)........................      55.8%      57.4%      58.3%
Number of premium subscriptions (4).......... 2,454,000  2,635,000  3,770,000
Premium penetration (5)......................      84.8%      85.5%      90.0%
Monthly cable revenue per average basic sub-
 scriber (6).................................    $35.69     $35.06     $35.99

--------
(1) Represents estimated dwelling units located sufficiently close to the Company's cable plant to be practicably connected without any further extension of principal transmission lines.
(2) A "basic subscriber" means a person who, at a minimum, subscribes to the Company's BBT which consists of broadcast television signals available off-air locally, local origination and public, educational and governmental access channels. Bulk subscribers are accounted for on an "equivalent billing unit" basis, dividing aggregate BBT revenues by the stated BBT rate.
(3) Basic subscribers as a percentage of homes passed by cable.
(4) Equals the number of premium services subscribed to by basic subscribers. Premium services include only single channel services offered for a monthly fee per channel and do not include packages of channels offered for a single monthly fee.
(5) Premium subscriptions as a percentage of basic subscribers. A basic subscriber may purchase more than one premium service, each of which is counted as a separate premium subscription. This ratio may be greater than 100% if the average customer subscribes to more than one premium service.
(6) Cable revenues (excluding DBS-service revenues) divided by the weighted average number of basic subscribers for the Company's consolidated subsidiaries during the twelve-month period ended December 31 for each year presented.

  The following table sets forth operating information pertaining to Continental's U.S. systems and the systems of certain U.S. affiliates as of December 31, 1995.

                                  HOMES    NUMBER OF                NUMBER OF
                                PASSED BY    BASIC       BASIC       PREMIUM      PREMIUM
MANAGEMENT REGION                 CABLE   SUBSCRIBERS PENETRATION SUBSCRIPTIONS PENETRATION
-----------------               --------- ----------- ----------- ------------- -----------
NORTHEAST REGION
Eastern New England (MA)......    473,638    327,757     69.2%        306,567       93.5%
Southern New England (RI,
 MA)..........................    386,406    266,399     68.9%        250,831       94.2%
Northern New England (NH,
 ME)..........................    232,762    177,265     76.2%        114,963       64.9%
Western New England (MA, CT)..    221,888    152,976     68.9%        132,412       86.6%
New York
 (Haverstraw/Ossining)........    149,645    119,604     79.9%         98,329       82.2%
                                ---------  ---------     ----       ---------      -----
  Total.......................  1,464,339  1,044,001     71.3%        903,102       86.5%
WESTERN REGION
Southern California...........  1,419,184    559,761     39.4%        645,954      115.4%
Greater Metropolitan Fresno...    334,197    158,084     47.3%        167,242      105.8%
Greater Metropolitan Stock-
 ton..........................    194,625    112,415     57.8%         62,215       55.3%
Yuba City, California.........     44,215     32,664     73.9%         44,108      135.0%
Reno, Nevada..................     13,748      9,915     72.1%          6,453       65.1%
Northern
 California/Washington/Idaho..     52,897     35,185     66.5%         15,822       45.0%
                                ---------  ---------     ----       ---------      -----
  Total.......................  2,058,866    908,024     44.1%        941,794      103.7%
SOUTHEAST REGION
Jacksonville, Florida.........    416,997    242,636     58.2%        254,134      104.7%
Pompano/Hialeah, Florida......    386,633    231,611     59.9%        171,741       74.2%
Naples, Florida...............    178,446    121,246     68.0%         61,085       50.4%
Richmond, Virginia............    246,425    166,932     67.7%        140,421       84.1%
                                ---------  ---------     ----       ---------      -----
  Total.......................  1,228,501    762,425     62.1%        627,381       82.3%
MIDWEST REGION
Greater Dayton................    250,331    172,115     68.8%        123,885       72.0%
Greater Metropolitan Detroit..    394,231    259,784     65.9%        223,868       86.2%
Lansing and Greater Metropoli-
 tan Lansing .................    125,412     85,986     68.6%         54,437       63.3%
Greater Metropolitan Cleve-
 land.........................    122,706     86,697     70.7%         62,335       71.9%
North Central Ohio............    121,156     83,874     69.2%         56,673       67.6%
                                ---------  ---------     ----       ---------      -----
  Total.......................  1,013,836    688,456     67.9%        521,198       75.7%
CENTRAL REGION
Greater Metropolitan Chicago
 (West).......................    630,425    348,085     55.2%        408,202      117.3%
Southern Illinois.............     85,477     61,657     72.1%         35,731       58.0%
St. Louis, Missouri (1).......    174,297    100,393     57.6%        119,879      119.4%
Minneapolis/St. Paul, Minneso-
 ta...........................    311,785    153,721     49.3%        135,883       88.4%
                                ---------  ---------     ----       ---------      -----
  Total.......................  1,201,984    663,856     55.2%        699,695      105.4%
Affiliated Companies (2)......    223,411    123,397     55.2%         77,322       62.7%
                                ---------  ---------     ----       ---------      -----
  Total.......................  7,190,937  4,190,159     58.3%      3,770,492       90.0%
                                =========  =========     ====       =========      =====
SYSTEMS DESIGNATION:
Consolidated Systems..........  6,967,526  4,066,762     58.4%      3,693,170       90.8%
Affiliated Companies (2)......    223,411    123,397     55.2%         77,322       62.7%
                                ---------  ---------     ----       ---------      -----
  Total.......................  7,190,937  4,190,159     58.3%      3,770,492       90.0%
                                =========  =========     ====       =========      =====

--------
(1) The Company has entered into an agreement to exchange these systems for other systems in New England. See "U.S. Acquisitions and Investments-- Other Acquisitions."
(2) Affiliated Companies are those companies not majority-owned or controlled by the Company. The systems held by Affiliated Companies consist of systems held by four limited partnerships. See "U.S. Acquisitions and Investments--U.S. Minority Cable Investments." The Company owns less than 50% of the outstanding limited partnership interests of each such partnership. None of the systems owned by Affiliated Companies are managed by the Company. In reporting subscriber and other data for systems not controlled or managed by the Company, only that portion of data corresponding to the Company's percentage ownership is included.

  MANAGEMENT REGIONS. A description of Continental's five U.S. cable television management regions and their significant operating clusters is set forth below.

  Northeast. The Northeast region is Continental's largest management region based on the number of basic cable subscribers, representing approximately 20.4% of Continental's total homes passed and 24.9% of its total basic subscribers as of December 31, 1995. This region includes systems in the New England states of Maine, New Hampshire, Massachusetts, Connecticut and Rhode Island, as well as in and around Westchester County, New York. Significant operating clusters in Massachusetts, which include greater metropolitan Boston and the city of Springfield and the surrounding communities in the western part of the state, represent approximately 68.4% of the region's total basic subscribers. The Northeast region commenced a five-year rebuild program in 1994, which upon completion will result in a combination of 550 MHz and 750 MHz capacity for most of the region. The median household income for the communities served by Continental in the Northeast region is approximately $47,700, versus the national median household income of $37,900.

  Western. The Western region represented approximately 28.6% of Continental's total homes passed and 21.7% of its total basic subscribers as of December 31, 1995. This region includes systems in the city and county of Los Angeles, where Continental is the largest cable operator, with approximately 560,000 of its basic subscribers clustered in geographically contiguous franchises served by two headends. This region also includes Continental's Northern California systems, which include the cities of Fresno, Visalia, Stockton, and Yuba City, as well as Reno, Nevada. An upgrade of the Los Angeles systems, that will bring capacity to 750 MHz, is currently under way. The median household income for the communities served by Continental in the Western region is approximately $41,300.

  Southeast. The Southeast region represented approximately 17.1% of Continental's total homes passed and 18.2% of its total basic subscribers as of December 31, 1995. This region includes significant operating clusters serving the communities surrounding Jacksonville, Naples and Pompano, Florida and Richmond, Virginia. The Jacksonville cluster is one of Continental's largest, serving over 240,000 basic subscribers. In 1994, the Jacksonville and Pompano systems commenced rebuild projects which will provide 750 MHz capacity to fiber nodes serving approximately 1,000 or fewer homes by 1997. The median household income for the communities served by Continental in the Southeast region is approximately $35,600.

  Midwest. The Midwest region represented approximately 14.1% of Continental's total homes passed and 16.4% of its total basic subscribers as of December 31, 1995. This region includes systems in greater metropolitan Detroit and Lansing, which includes the communities of Southfield, Dearborn Heights, Westland, and Jackson. In Ohio, Continental's systems serve the greater Dayton and Cleveland communities, as well as several communities throughout North Central Ohio. The Dayton systems have recently been rebuilt to provide 550 MHz capacity to fiber nodes serving approximately 2,000 or fewer homes. The median household income for the communities served by Continental in the Midwest region is approximately $40,000.

  Central. The Central region represented approximately 16.7% of Continental's total homes passed and 15.8% of its total basic subscribers as of December 31, 1995. This region includes systems in metropolitan Chicago and Southern Illinois, Minneapolis/St. Paul, Minnesota, and St. Louis, Missouri. Continental's metropolitan Chicago cluster, which includes the suburban Chicago communities of Elmhurst, Forest Park, Oak Brook, Rosemont, Northfield, Westchester, and Wilmette, is one of Continental's largest, with approximately 348,000 basic subscribers served by four headends. All of the Central region's systems are scheduled to be rebuilt or upgraded by 1997, at which time all major markets will have between 600 MHz and 750 MHz capacity. The Company has entered into an agreement to exchange its systems in St. Louis for other systems in New England. See "U.S. Acquisitions and Investments--Other Acquisitions." The median household income for the communities served by Continental in the Central region is approximately $44,800.

  FRANCHISES. Continental believes it has maintained good relations with its local franchise authorities. Continental has never had a franchise revoked, and to date all of its franchises have been renewed or extended at their expirations, frequently on modified but satisfactory terms. Continental's franchises establish the terms and conditions under which the systems are operated. Typically, they establish certain performance and safety standards related to the Company's construction and maintenance of facilities in, under and over public streets and rights-of-way in the franchise areas. Some, but not all, of these franchises specify the services to be offered. Nearly all of the Company's franchises provide for the payment of fees to the local franchising authorities, which currently average approximately 3.2% of gross revenues. The 1984 Cable Act prohibits local franchising authorities from imposing annual franchise fees in excess of 5.0% of gross revenues and also permits the cable system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. The Company's franchises are usually issued for fixed terms ranging from 10 to 15 years and must periodically be renewed. Most of such franchises can be terminated prior to their stated expirations for breach of material provisions.

  Franchises representing approximately 1.7 million basic subscribers are scheduled to expire through 2000. The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which a franchise renewal will not be unreasonably withheld or, if renewal is withheld and the system is acquired by the franchise authority or a third party, the franchise authority must pay the operator the "fair market value" of the system covered by such franchise. In addition, the 1984 Cable Act establishes comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merit and not as part of a comparative process with competing applications. See "Legislation and Regulation--Cable Communications Policy Act of 1984."

  PROGRAMMING. The Company provides programming to its subscribers pursuant to contracts with programming suppliers. The Company generally pays a flat monthly fee per subscriber for programming on its basic and premium services. Some programming suppliers provide volume discount pricing structures and/or offer marketing support to the Company. The Company's programming contracts are generally for fixed periods of time ranging from 3 to 10 years and are subject to negotiated renewal. The costs to the Company to provide cable programming have increased in recent years and are expected to continue to increase due to additional programming being provided to basic subscribers, increased costs to produce or purchase cable programming, inflationary increases and other factors. Increases in the cost of programming services have been offset in part by additional volume discounts as a result of the growth of Continental and its success in selling such services to its customers. Effective in May 1994, the FCC's rate regulations under the 1992 Cable Act permit operators to pass through to customers increases in programming costs in excess of the inflation rate. Management believes that Continental will continue to have access to programming services at reasonable price levels. See "Legislation and Regulation."

  The "program-access" provisions of the 1992 Cable Act require that much of the cable network programming in which Continental has an ownership interest be sold, under certain circumstances, to multichannel video programming providers that compete with Continental's local cable systems. The 1996 Telecommunications Act extends the program-access requirements of the 1992 Cable Act to a telephone company that provides video programming by any means directly to subscribers, and to programming in which such a company holds an attributable ownership interest, thus allowing Continental's cable systems similar access to programming developed by their telephone company competitors.

  MUST CARRY/RETRANSMISSION CONSENT. The 1992 Cable Act contains broadcast signal carriage requirements, and the FCC has adopted regulations which are currently in force implementing such statutory carriage requirements. These new rules allow local commercial television broadcast stations, commencing on June 17, 1993 and every three years thereafter, either to elect required carriage ("must-carry" status), or to require a cable television system to negotiate for "retransmission consent" rights. A cable television system generally is required to devote up to one-third of its activated channel capacity for the mandatory carriage of local commercial television stations. Local non-commercial television stations are also given mandatory carriage rights on cable television systems under the 1992 Cable Act and the FCC's rules; however, such stations are not given the option to negotiate for retransmission consent rights. Additionally, as of October 6, 1993, cable television systems were required to obtain retransmission consent for all "distant" commercial television stations (except for commercial satellite-delivered independent "superstations" such as WTBS), commercial radio stations and certain low-power television stations carried by cable television systems. Continental has been successful at reaching retransmission consent agreements for terms generally ranging from three to seven years with virtually all of the local broadcast stations that elected retransmission consent (all without payment of cash compensation), and only in a very few instances has Continental been forced to drop a local broadcast signal from its programming. Some of Continental's systems have been required to carry television broadcast stations that they otherwise would not have elected to carry due to must-carry elections. At this time, Continental cannot predict the outcome of any future must-carry elections by and retransmission consent negotiations with local broadcasters. A second election period for must-carry or retransmission consent will occur for many stations this year, ending on October 6, 1996. See "Legislation and Regulation."

U.S. ACQUISITIONS AND INVESTMENTS

  Continental has recently acquired or agreed to acquire cable television systems that are contiguous, or in close proximity, to its existing systems. The Company also continues to review opportunities to exchange additional systems for those of other cable television system operators in order to enlarge and enhance its system clusters. See "Other U.S. Acquisitions." Continental generates incremental operating income from such acquisitions and exchanges through the expansion of service offerings and efficiencies resulting from system consolidation.

  THE PROVIDENCE JOURNAL MERGER. The Company recently completed a series of acquisitions in the United States, the most significant of which was the acquisition of the cable television businesses and assets of Providence Journal. On October 5, 1995, pursuant to the terms of an Agreement and Plan of Merger, dated as of November 18, 1994, as amended and restated as of August 1, 1995, by and among Continental, Providence Journal, The Providence Journal Company, King Holding Corp. and King Broadcasting Company, Continental acquired all of the cable television businesses and assets of Providence Journal ("Providence Journal Cable") in a series of related transactions, the result of which was that Providence Journal, following an internal corporate restructuring in which the non-cable businesses and assets of Providence Journal were transferred to The Providence Journal Company (a newly formed company), merged with and into Continental. Continental issued approximately
30.1 million shares of Class A Common Stock to Providence Journal stockholders in the Providence Journal Merger. The shares of Class A Common Stock received in the Providence Journal Merger are not transferable by the former Providence Journal stockholders except for transfers not for value to certain specified permitted transferees until October 5, 1996.

  As part of the Providence Journal Merger, Continental also purchased certain cable television systems owned by a subsidiary of Providence Journal for a purchase price of $405.0 million and discharged approximately $410.0 million of Providence Journal liabilities. The systems acquired in the Providence Journal Merger passed approximately 1.3 million homes and served approximately 779,000 basic subscribers in nine states. Such systems are, for the most part, located in communities contiguous, or in close proximity to other Continental systems.

  OTHER U.S. ACQUISITIONS. The following is a summary of other recent acquisitions of U.S. cable systems consummated during the year ended December 31, 1995 and other pending transactions:

  In August 1995, Continental acquired Cablevision of Chicago's systems serving approximately 88,000 basic subscribers in the Chicago, Illinois area for a purchase price of approximately $168.5 million. These systems are in close proximity to Continental's existing systems in its Central region.

  In September 1995, Continental acquired Consolidated Cablevision of California's systems serving approximately 12,000 basic subscribers in northern California for approximately $17.0 million. These systems are in close proximity to Continental's existing systems in its Western region.

  In October 1995, Continental purchased Columbia Cable of Michigan's systems serving approximately 74,000 basic subscribers in Michigan for approximately $155.0 million. In December 1995, Continental acquired the remaining partnership interests and discharged certain liabilities of N-COM, a limited partnership that operates cable television systems serving approximately 56,000 basic subscribers in greater metropolitan Detroit for approximately $88.0 million. The Columbia Cable of Michigan and N-COM systems are in close proximity to other Continental systems in its Midwest region.

  In March 1996, Continental entered into a purchase agreement to acquire the remaining partnership interests (the "Pending M/NH Buyout") in Meredith/New Heritage Strategic Partners L.P. ("M/NH"). The purchase agreement remains subject to the completion of certain schedules and exhibits thereto. Continental currently owns a 37.9% interest in M/NH. Under the current terms of the transaction, Continental would acquire the remaining interests in M/NH for a cash purchase price of approximately $129.2 million, plus the assumption or repayment of approximately $90.0 million of indebtedness. As of December 31, 1995, M/NH owned and operated cable television systems serving approximately 126,000 basic subscribers in the Minneapolis/St. Paul, Minnesota area. These systems are in close proximity to Continental's other systems in the Minneapolis/St. Paul area. The closing of the Pending M/NH Buyout is expected to occur in the third quarter of 1996.

  In December 1995, Continental and TCI Cable Partners of St. Louis L.P. ("TCI Cable Partners") agreed to a tax-free exchange of the Company's systems in and around St. Louis County, Missouri for TCI Cable Partners' systems in and around Andover, Barnstable, Nantucket and Waltham, Massachusetts. The systems of each party cover approximately 100,000 basic subscribers. The Company expects to consummate this transaction in the second quarter of 1996.

  U.S. MINORITY CABLE INVESTMENTS. The acquisitions of minority ownership interests in various U.S. cable television companies has contributed to Continental's nationwide operating scale. As of December 31, 1995, Continental held minority ownership positions in the following U.S. cable companies:

                                                AS OF DECEMBER 31, 1995
                                        ---------------------------------------
                                         HOMES  TOTAL BASIC  TOTAL   PERCENTAGE
              INVESTMENT                PASSED  SUBSCRIBERS   DEBT   OWNERSHIP
              ----------                ------- ----------- -------- ----------
                                                (DOLLARS IN THOUSANDS)
Insight Communications Company, L.P...  304,261   163,923   $172,975    34.4%
Meredith/New Heritage Strategic
 Partners, L.P(1).....................  240,786   126,047     88,732    37.9%
Prime Cable of Hickory, L.P...........   53,047    36,535     38,342    33.3%
Inland Bay Cable TV Associates........   19,922    14,361      4,639    49.0%

--------
(1) Continental has entered into a purchase agreement to acquire the remaining ownership interests in M/NH from the other partners and discharge or assume certain liabilities for total consideration of approximately $219.2 million. No assurances can be made at this time that such transaction will be consummated. See "U.S. Acquisitions and Investments--Other U.S. Acquisitions."

INTERNATIONAL OPERATIONS

  Continental has made investments in international broadband communications networks, principally in Latin America and the Pacific Rim. These investments represent opportunities for Continental to capitalize on its managerial, technical and marketing expertise in international markets.

  ARGENTINA. Continental owns an approximate 50% interest in Fintelco, S.A. ("Fintelco") an Argentine cable television operator. Fintelco is the largest cable television operator in Argentina, with approximately 616,000 subscribers in regional system clusters in the Argentine provinces of Buenos Aires, Cordoba and Santa Fe. These systems are currently managed by Continental's Argentine partner, with technical assistance provided by Continental.

  Fintelco's operating strategy focuses on creating large regional system clusters in key markets. As of December 31, 1995, Fintelco had approximately 315,000 subscribers in the province of Buenos Aires, 179,000 subscribers in the province of Cordoba and 122,000 subscribers in the province of Santa Fe. Average monthly subscriber rates for Fintelco's cable television services are the equivalent of approximately US$30. Most systems in Argentina provide a single package of services, which typically includes premium movie channels such as HBO Ole. For the fiscal year ended November 30, 1995, Fintelco recorded revenues of approximately US$244.0 million and operating income before depreciation and amortization of approximately US$47.0 million.

  There is currently no regulation of cable subscription rates in Argentina. Cable operators in Argentina are issued non-exclusive broadcast licenses for the carriage of their programming services, and may compete with other cable operators for the same subscribers. The multi-channel television industry in Argentina is extremely competitive. Fintelco competes in certain areas of Buenos Aires, Cordoba and Santa Fe. Fintelco believes that competition is primarily based on price, program offerings, customer satisfaction and quality of the system network. Other cable operators in Buenos Aires include:
Cablevision, S.A. (which is currently 51% owned by an affiliate of U.S. cable operator Tele-Communications, Inc. ("TCI")), Grupo Clarin (d/b/a Multicanal) and Fin Cable S.A. (d/b/a Telefe).

  In November 1990, the Argentine telephone system was privatized and two companies, Telefonica de Argentine S.A. ("Telefonica") and Telecom Argentina STET- France Telecom S.A. ("Telecom"), were granted exclusive licenses to provide local and long-distance telephony service. The exclusivity of these licenses is scheduled to expire in 1997, but may be extended for an additional three-year period if the licensees have met certain mandatory standards for the expansion of their telephone networks and improvements in quality of service. No assurance can be given, however, that cable operators in Argentina will be permitted to offer telephony services in 1997, in 2000 or at any other time in the future. During the period their telephony licenses are exclusive, Telefonica and Telecom are not permitted to provide cable television on a commercial basis over their networks.

  AUSTRALIA. Continental has entered into an agreement with Optus Communications Pty Limited ("Optus"), the second licensed carrier in Australia, providing long-distance and cellular telephone services, Publishing and Broadcasting Limited ("Nine"), the parent company of Kerry Packer's Nine Network, and Seven Network Limited ("Seven") to create a broadband communications network in Australia. The venture ("Optus Vision") is owned 46.5% by Continental, 46.5% by Optus, 5% by Nine and 2% by Seven. Nine and Seven represent two of Australia's three major commercial television networks. Each of Nine and Seven has an option to increase at fair market value its shareholding to 20% and 15%, respectively, at any time prior to July 1, 1997. Optus Vision is providing cable television, and will provide local telephone and a variety of advanced broadband interactive services to business and residential customers in Australia's major markets. Optus Vision anticipates that it will begin to offer local telephone service in the second half of 1996.

  Australia has a population of approximately 17.8 million, with over 5.6 million television households and VCR penetration of approximately 71%. Construction of the Optus Vision network began in March 1995. Optus Vision's plan anticipates passing approximately 2.9 million households throughout Australia by mid-1998, beginning with the major metropolitan centers of Sydney, Melbourne and Brisbane.

  Although the network will have capacity for 64 channels, Optus Vision began providing a programming package in September 1995, which now has 17 channels including three movie channels, three sports channels and a variety of local and international programming.

  The subscription television industry in Australia has been and is expected to continue to be competitive. Optus Vision expects to compete in Australia with, among others, (i) FOXTEL, the joint venture between Telstra Corporation Limited, the government-owned Australian national telecommunications carrier, and The News Corporation Limited, a major international media and entertainment company, which provides subscription television services under the name FOXTEL over a cable television network, and
(ii) Australis Media Ltd. ("Australis"), which currently provides subscription television services by way of Multi-channel, Multi-point Distribution Services ("MMDS"), commonly called wireless cable systems, under the name Galaxy and will provide services by way of both MMDS and DBS technology in the future.

  FOXTEL has entered into a long-term programming agreement for the exclusive distribution of Australis' programming. FOXTEL and Australis announced a proposed merger of their operations in October 1995. In February 1996, the Australian Competition and Consumer Commission announced that the proposed merger would breach certain provisions of the Trade Practices Act. As a result, the merger of FOXTEL and Australis has not proceeded as proposed.

  Optus Vision currently employs approximately 1,600 people, including several former Continental employees. H. Franklin Anthony III, the former Senior Vice President and General Manager of Continental's Northeast region, serves as the Chief Operating Officer of Optus Vision.

  SINGAPORE. Continental has a 25% equity interest in Singapore Cablevision Pte Ltd ("SCV"), a joint venture that is constructing a high-capacity network to provide cable television and a variety of interactive services to substantially all of Singapore's approximate 820,000 households. SCV has the exclusive right, through June 2002, to provide traditional cable television service in Singapore. Cable television service has not previously been available in Singapore. Continental's partners in this venture are Singapore Technologies Venture Pte. Ltd., Singapore International Media Pte. Ltd. and Singapore Press Holdings Limited, each of which is affiliated with the government of Singapore. The system activated its first subscribers in June 1995, and by 1999, when construction is expected to be completed, it is anticipated that there will be nearly one million households in Singapore. SCV's service offerings include both Mandarin and English language programming. Continental is managing the system's construction and ongoing operations under a five-year agreement, for which it receives management fees based upon the gross revenues generated by the system.

TELECOMMUNICATIONS AND TECHNOLOGY

  Continental is currently rebuilding and upgrading its U.S. systems to create advanced hybrid fiber-optic and coaxial cable networks that will serve as the infrastructure for the provision of enhanced video, high-speed data, telephony and other telecommunications services. Although Continental believes that demand exists to support the entry of cable television companies into the telephony business, the offering of these services will require the removal of existing regulatory and legislative barriers to local telephone competition. See "Competition" and "Legislation and Regulation."

  TCG. Continental currently has a 20% equity interest in Teleport Communications Group, Inc. ("TCG"), a leading "competitive-access provider" in the United States. TCG is a local telecommunications services provider and a leading fiber-optic-based competitor to local telephone companies nationwide. TCG provides local telecommunications services primarily over high-capacity fiber-optic networks (which it owns or leases from cable operators such as Continental) to meet the voice, data and video transmission needs of high-volume business customers in major metropolitan areas throughout the United States. TCG's customers include long-distance carriers and resellers, international telephone carriers, financial services firms, banking and brokerage institutions, media companies and other telecommunications-intensive businesses. In competition with the Regional Bell Operating Companies ("RBOCs") and other Local Exchange Carriers ("LECs"), TCG offers its customers vendor diversity for local service, superior quality, competitive pricing and state-of-the-art technology.

  Since 1985, TCG has owned and operated the nation's largest non-LEC local telecommunications network in the New York City metropolitan area, the country's leading telecommunications market. Beginning in 1988 with the construction of a Boston network, TCG has expanded its network operations to 26 telecommunications markets in the United States, including Los Angeles, Chicago, San Francisco, Dallas, Detroit, Miami, Houston, Seattle, San Diego and Milwaukee. In several of these markets, Continental is a partner and a primary network provider for TCG.

  In addition to Continental, the other partners in TCG include Cox Cable Communications, Inc. ("Cox"), TCI and Comcast Corporation ("Comcast"), which currently have interests of approximately 30%, 30% and 20%, respectively.

  OTHER TELECOMMUNICATIONS ACTIVITIES. Continental also owns an 80.0% interest in Continental Fiber Technologies, Inc. and a 63.0% interest in Alternet of Virginia, Inc., which both have fiber-optic networks that they own or lease from Continental. Such networks provide local telephony service to business customers in Jacksonville, Florida and Richmond, Virginia, respectively.

  Continental is currently certificated to provide residential telephony service in Florida and California and has already installed telephony switching equipment in Jacksonville, Florida. The Company plans to provide residential telephone service initially to multiple-dwelling units in selected Florida communities in 1996 and introduce residential telephone service to single-family homes by 1997. Continental has applied for certification to provide telephony services in New Hampshire and will likely apply for certification in Massachusetts, Illinois, Ohio, Virginia and Michigan during 1996.

  PRIMESTAR. Continental currently owns a 10.4% interest in PrimeStar, a nationwide provider of DBS service. The remaining interests in PrimeStar are held by GE Americom Services, Inc. (an affiliate of General Electric) with 16.6% and five other cable television operators (TCI and Time Warner Cable own 20.9% each; Comcast, Cox and Newhouse Broadcasting Corp. own 10.4% each).

  PrimeStar provided medium-powered DBS service to approximately 961,000 customers nationwide as of December 31, 1995. PrimeStar acts as a wholesaler of DBS services, securing programming services for eventual resale to consumers and arranging for the transmission of the programming via satellite. PrimeStar does not sell directly to end users, but rather sells the rights to resell programming to local distributors, including Continental and its other cable partners, who in turn sell to, service, and collect monthly fees from consumers. Continental served approximately 80,000 of PrimeStar's customers as of December 31, 1995. During the year ended December 31, 1995, Continental recorded DBS-service revenue of $37.0 million and operating income before depreciation and amortization of $4.3 million. PrimeStar currently offers a wide range of programming, including 73 channels of cable and network television, sports and movies, as well as several music channels. In order to expand its service, PrimeStar's partners have agreed in principal on a long-term path for medium-powered DBS service with the option for a fifteen-year transponder lease from GE Americom Communications, Inc. This would give PrimeStar the potential to deliver approximately 150 channels of programming. PrimeStar is still considering its options for the delivery of high-powered DBS service following the conclusion of an FCC auction, which left PrimeStar without the assured use of certain desirable spectrum frequencies for high-powered service.

  The following is a summary of financial and operating statistics for PrimeStar, which commenced operations in 1991.

                                                     YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                      1993     1994      1995
                                                     -------  -------  --------
                                                      (DOLLARS IN THOUSANDS)
Revenues............................................ $10,900  $27,800  $180,595
Growth rate.........................................     110%     155%      550%
Customers...........................................  66,800  230,800   961,200
Growth rate.........................................      51%     246%      316%

PROGRAMMING AND OTHER INVESTMENTS

  Continental has made minority investments in programming services based upon Continental's belief that programming is a means of generating additional interest in cable television. The following summarizes certain of Continental's programming investments:

  TURNER BROADCASTING SYSTEM, INC. AND HOME SHOPPING NETWORK, INC. Continental holds marketable equity securities of Turner Broadcasting System, Inc. ("Turner") and HSN. As of December 31, 1995, the approximate market values of Continental's investments in Turner and HSN were $147.0 million and $4.4 million, respectively. On September 22, 1995, Turner and Time Warner, Inc. ("Time Warner") entered into a merger agreement providing for the merger of Turner into a wholly owned subsidiary of Time Warner. The merger agreement provides that all outstanding shares of Turner capital stock will be converted into shares of Time Warner common stock. If the merger is consummated under its current terms, the Company will receive approximately 4.4 million shares of Time Warner common stock in exchange for its shares of Turner capital stock. The merger is subject to a number of conditions, including regulatory approvals. There can be no assurances that all of the conditions to the consummation of the merger will be satisfied or that, as a condition to the grant of regulatory approvals, changes will not be required to the terms of the merger. The approximate market value of the Time Warner shares that Continental would have received had the merger taken place as of March 11, 1996 would have been approximately $189.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources." Timothy P. Neher, Director and Vice Chairman of the Board of Continental, serves on the Board of Directors of Turner.

  E! ENTERTAINMENT TELEVISION, INC. Continental owns a 10.4% interest in E! Entertainment Television, Inc. ("E!"), whose programming includes entertainment related news, information and features. E! has agreements with every major U.S. cable television operator and, as of December 31, 1995, was distributed to approximately 37.3 million customers, representing more than 50% of U.S. multi-channel television households. Other shareholders in E! include Comcast, Cox and TCI, each with an approximate 10.4% interest, and Time Warner Cable, with a 48% interest. Robert A. Stengel, a Senior Vice President of Continental, serves on the Board of Directors of E!.

  The following is a summary of financial and operating statistics for E!:

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1993         1994         1995
                                          -----------  -----------  -----------
                                          (IN THOUSANDS, EXCEPT PERCENTAGES)
Revenues................................. $    31,700  $    49,100  $    74,300
Growth rate..............................        43.4%        54.9%        51.3%
Subscribers..............................      25,800       27,800       37,300
Growth rate..............................        30.1%         7.8%        34.2%

  NATIONAL CABLE COMMUNICATIONS, L.P. Continental has a 12.5% limited partnership interest in NCC, the largest representation firm in spot cable advertising sales. The other limited partners in NCC are Cox, Time Warner Cable and Comcast, each with a 12.5% interest. NCC's managing partner is Katz Cable Corporation, with a 50.0% interest. Robert A. Stengel, a Senior Vice President of Continental, serves on the management committee of NCC. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

  NEW ENGLAND CABLE NEWS. Continental and The Hearst Corporation each own 50% of New England Cable News, a regional cable news network featuring news, sports and weather programming on an exclusive basis to cable television systems in the New England area. New England Cable News had revenues of $5.5 million for the year ended December 31, 1995. Russell Stephens, a Senior Vice President of Continental's Northeast region, serves on the Board of Directors of New England Cable News.

  VIEWER'S CHOICE. PPVN Holding Co. ("PPVN"), which operates under the brand-name Viewer's Choice, is a cable operator-controlled buying cooperative and distributor for pay-per-view programming. Continental holds a 10.0% interest in PPVN. William T. Schleyer, the President and Chief Operating Officer of Continental, serves on the Board of Directors of PPVN.

  THE GOLF CHANNEL. Continental owns an approximate 20.2% interest in The Golf Channel, a cable programming service which provides golf-related programming 24 hours a day. Timothy P. Neher, Director and Vice Chairman of the Board of Continental, serves on the Board of Directors of The Golf Channel.

  TV FOOD NETWORK. Continental owns an approximate 15.0% interest in the TV Food Network, a cable operator-owned programming service which offers programs on cooking, food preparation and other related topics. Robert A. Stengel, a Senior Vice President of Continental, serves on the Management Committee of the TV Food Network.

  THE SUNSHINE NETWORK. Continental owns an approximate 7.5% interest in The Sunshine Network, a joint venture that provides programming consisting of Florida sporting events, sports news and related programs, as well as local public affairs programs. Jeffrey T. DeLorme, an Executive Vice President of Continental, serves on the Board of Directors of The Sunshine Network.

  MUSIC CHOICE. Digital Cable Radio Associates ("Music Choice") distributes audio programming in digital format over coaxial cable. The service allows cable television customers to receive compact disc-quality sound in several music formats. Continental owns an approximate 10.1% interest in Music Choice. Robert A. Stengel, a Senior Vice President of Continental, serves on the Board of Directors of Music Choice.

  OUTDOOR LIFE NETWORK AND SPEEDVISION. Continental owns an approximate 23.0% and 22.1% interest in the Outdoor Life Network and Speedvision, respectively, both newly created programming services. The Outdoor Life Network is the first 24-hour network dedicated entirely to outdoor activities. Speedvision is the first network for automotive, marine and aviation enthusiasts. Both of these programming ventures are scheduled to debut in 1996. Robert A. Stengel, a Senior Vice President of Continental serves on the Board of Directors of both Outdoor Life and Speedvision.

COMPETITION

  CABLE TELEVISION COMPETITION. Continental's systems compete with other communications and entertainment media, including conventional off-air television broadcasting services, newspapers, movie theaters, live sporting events and home video products. Cable television service was first offered as a means of improving television reception in markets where terrain factors or remoteness from major cities limited the availability of off-air television. In some of the areas served by Continental's systems, a substantial variety of television programming can be received off-air, including low-power (UHF) television stations, which have increased the number of television signals in the country and provided off-air television programs to limited local areas. The extent to which cable television service is competitive depends upon a cable television system's ability to provide, on a cost-effective basis, an even greater variety of programming than that available off-air or through other alternative delivery sources.

  Since Continental's U.S. cable television systems operate under non-exclusive franchises, other companies may obtain permission to build cable television systems in areas where Continental presently operates. Telephone company affiliates have recently applied for and been granted franchises in certain markets in which Continental operates. While Continental believes that the current level of overbuilding is not material, it is currently unable to predict the extent to which overbuilds may occur in its franchise areas and the impact, if any, such overbuilds may have on Continental in the future.

  Additional competition may come from satellite master antenna television ("SMATV") systems serving condominiums, apartment complexes and other private residential developments. The operators of these private systems often enter into exclusive agreements with apartment building owners or homeowners' associations that preclude operators of franchised cable television systems from serving residents of such private complexes. The widespread availability of reasonably priced earth stations enables private cable television systems to offer both improved reception of local television stations and many of the same satellite-delivered program services that are offered by franchised cable television systems. FCC regulations permit SMATV operators to use point-to-point microwave service to distribute video entertainment programming to their SMATV systems. A private cable television system normally is free of the regulatory burdens imposed on franchised cable television systems. Although a number of states have enacted laws to afford operators of franchised cable television systems access to private complexes, the U.S. Supreme Court has held that cable companies cannot have such access without compensating the property owner. The access statutes of several states have been challenged successfully in the courts, including those of states in which Continental operates.

  In recent years, the FCC has initiated new policies and authorized new technologies to provide a more favorable operating environment for certain existing technologies and to create substantial additional competition to cable television systems. These technologies include, among others, DBS services, which transmit signals by satellite to receiving facilities located on customers' premises. Although satellite-delivered programming has been available to backyard earth stations for some time, new, high-powered direct-to-home satellites make possible the wide-scale delivery of programming to individuals throughout the United States using roof-top or wall-mounted antennas. Companies offering DBS services use video compression technology to increase channel capacity and to provide a package of movies, broadcast and other program services highly competitive with those of cable television systems. Two companies began offering high-powered DBS service in 1994 and a third company began service in 1996 in competition with cable television operators and PrimeStar. Continental has invested in PrimeStar, a medium-powered DBS-service provider, which currently offers 73 channels of video and audio service. In order to expand its service, PrimeStar's partners have agreed in principle on a long-term path for medium-powered DBS service with the option for a fifteen-year transponder lease from GE Americom Communications Inc., which would give PrimeStar the potential to deliver approximately 150 channels of programming. Other companies intend to offer expanded service over high-powered satellites using video compression technology. DBS service providers may be able to offer new and highly specialized services using a national base of subscribers. The ability of DBS-service providers to compete with the cable television industry depends on, among other factors, the availability of reception equipment at reasonable prices. Initial sales of DBS services indicate that it may offer substantial competition to cable television operators. PrimeStar is still considering its options for the delivery of high-powered DBS service following the conclusion of an FCC auction, which left PrimeStar without the assured use of certain desirable spectrum frequencies for high-powered service. See "Telecommunications and Technology."

  Cable television systems also may compete with wireless program distribution services such as MMDS, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to subscribers. MMDS systems' ability to compete with cable television systems has previously been limited by a lack of channel capacity, the inability to obtain programming and regulatory delays. However, NYNEX Corp. and Bell Atlantic Corporation have agreed to invest up to $100.0 million in CAI Wireless Systems Inc., an MMDS operator. In addition, Pacific Telesis Group has acquired Cross Country Wireless Inc., another MMDS operator. A series of actions taken by the FCC, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. The FCC also initiated a rule-making proceeding to allocate frequencies in the 28 GHz band for a new multi-channel wireless video service. Continental is unable to predict the extent to which additional competition from these services will materialize in the future or the impact such competition would have on Continental's operations.

  The Company believes that as a result of its investment in technologically advanced systems, it is well-positioned to offer new services such as on-line services, data communications and telephony. Continental believes that the ability to offer interactive services over a high-capacity, two-way network provides a distinct competitive advantage over DBS and MMDS, which are currently one-way services.

  Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and to businesses. The FCC also permits commercial and non-commercial FM stations to use their subcarrier frequencies to provide non-broadcast services, including data transmissions. The FCC established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. Telephone companies and other common carriers also provide facilities for the transmission and distribution of data and other non-video services.

  In the past, federal cross-ownership restrictions have limited entry into the cable television business by potentially strong competitors such as telephone companies. Removal of these entry barriers makes it possible for companies with considerable resources, and, consequently, a potentially greater willingness or ability to overbuild, to enter the cable television and telecommunications business. The 1996 Telecommunications Act repeals the 1984 Cable Act's prohibition against telco-cable cross-ownership and provides that a local exchange telephone company, also known as a LEC, may provide video programming directly to subscribers through a variety of means, including: (1) as a radio-based (MMDS or DBS) multichannel video programming distributor; (2) as a cable operator, fully subject to the franchising, rate regulation and other provisions of the 1984 Cable Act and the 1992 Cable Act; and (3) through an "open video system" that is certified by the FCC to offer non-discriminatory access to a portion of its channel capacity for unaffiliated program distributors, subject only to selected portions of the regulations applicable to cable operators. A local telephone company also may provide the "transmission of video programming" on a common carrier basis. Telephone companies in several of the Company's franchise areas have applied for franchises to offer cable service. Ameritech Corporation, for example, has obtained a franchise to build a cable system in several of the communities formerly served by N-COM, which Continental acquired in December 1995. The total number of subscribers is not material in relation to Continental's total subscriber base, but there can be no assurances with respect to the number of communities for which Ameritech Corporation may obtain franchises in the future. See "Legislation and Regulation--Federal Regulation."

  The 1996 Telecommunications Act also prohibits a telephone company or a cable system operator in the same market from acquiring each other, except in limited circumstances, such as areas of smaller population.

  TELEPHONY COMPETITION. LECs currently dominate the two-way switched voice and data market. The LECs provide a full range of local telecommunications services and equipment to customers as well as origination and termination access to their local networks to inter-exchange carriers ("IXCs") and mobile radio service providers. Prior to the 1996 Telecommunications Act, in many states the LECs have had an exclusive franchise by law to provide telephone service. As a consequence of this monopoly position, the LECs have established relationships with their customers and provide those customers with various transmission and switching services that other potential telecommunications service providers were not permitted by law to offer.

  In addition to the LECs and existing competitive-access providers, competitors which are potentially capable of offering private line, special access and switched services include other cable television companies, electric utilities, long-distance carriers, microwave carriers, wireless service providers and private networks built by large end-users.

  While several states have engaged in legislative or regulatory efforts to remove local telecommunications market entry restrictions, new market entrants have maintained a high degree of dependance upon the incumbent LEC for interconnection to LEC customers and for allocation of telephone numbers.

  TELECOMMUNICATIONS REGULATION. The 1996 Telecommunications Act removes barriers to entry in the local telephone market that is now monopolized by the RBOCs and other LECs by preempting state and local laws that restrict competition and by requiring incumbent LECs to provide nondiscriminatory access and interconnection to potential competitors, such as cable operators and long-distance companies. At the same time, the new law eliminates the Modified Final Judgment and permits the RBOCs to enter the market for long-distance service (through a separate subsidiary) after they satisfy a "competitive checklist." The 1996 Telecommunications Act also permits interstate utility companies to enter the telecommunications market for the first time.

  The 1996 Telecommunications Act also eliminates or streamlines many of the requirements applicable to LECs, and requires the FCC and states to review universal service programs and encourage access to advanced telecommunications services provided by all entities, including cable companies, by schools, libraries and other public institutions. The FCC and, in some cases, states are required to conduct numerous rulemaking proceedings to implement these provisions.

LEGISLATION AND REGULATION

  The cable television industry is regulated by the FCC, some state governments and substantially all local governments. In addition, various legislative and regulatory proposals under consideration from time to time by Congress and various federal agencies may materially affect the cable television industry. The following is a summary of federal laws and regulations affecting the growth and operation of the cable television industry and a description of certain state and local laws.

  CABLE COMMUNICATIONS POLICY ACT OF 1984. The 1984 Cable Act became effective in December 1984. This federal statute, which amended the Communications Act of 1934, created uniform national standards and guidelines for the regulation of cable television systems. Violations by a cable television system operator of provisions of the 1984 Cable Act, as well as of FCC regulations, can subject the operator to substantial monetary penalties and other sanctions. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. It also prohibited non-grandfathered cable television systems from operating without a franchise in such jurisdictions. In connection with new franchises, the 1984 Cable Act provides that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1996 Telecommunications Act preempted the ability of franchising authorities to impose any oversight of cable operators' technical standards.

  CABLE TELEVISION CONSUMER PROTECTION AND COMPETITION ACT OF 1992. In October 1992, Congress enacted the 1992 Cable Act. This legislation made significant changes to the legislative and regulatory environment in which the cable industry operates. It amended the 1984 Cable Act in many respects. The 1992 Cable Act became effective in December 1992, although certain provisions, most notably those dealing with rate regulation and retransmission consent, became effective at later dates. The legislation required the FCC to initiate a number of rule-making proceedings to implement various provisions of the statute, the majority of which, including certain of those related to rate regulation, have been completed. The 1992 Cable Act allows for a greater degree of regulation of the cable industry with respect to, among other things: (i) cable system rates for both the BBT and certain CPS tiers; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased-access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements; (vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility; (xiii) obscene or indecent programming; and (xiv) subscription to tiers of service other than the BBT as a condition of purchasing premium services. Additionally, the 1992 Cable Act encourages competition with existing cable television systems by: allowing municipalities to own and operate their own cable television systems without a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precludes video programmers affiliated with cable television companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multi-channel video distributors.

  Various cable operators have filed actions in the United States District Court in the District of Columbia challenging the constitutionality of several sections of the 1992 Cable Act. Pursuant to special jurisdictional provisions in the 1992 Cable Act, a challenge to the must-carry provisions of the 1992 Cable Act was heard by a three-judge panel of the district court. In April 1993, the three-judge court granted summary judgment for the government, upholding the constitutional validity of the must-carry provisions of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court, which in June 1994, remanded the case to the district court. The lower court again upheld the must-carry rules, but this decision is again on appeal to the United States Supreme Court, which has agreed to hear this appeal in 1996. Pending the outcome of further proceedings, the must-carry statutes and the FCC regulations remain in place.

  The cable operators' constitutional challenge to the balance of the 1992 Cable Act provisions was heard by a single judge of the district court. In September 1993, the court rendered its decision upholding the constitutionality of all but three provisions of the statute (multiple ownership limits for cable operators, advance notice of free previews for certain programming services, and channel set-asides for DBS operators). This decision was appealed to the United States Court of Appeals for the District of Columbia Circuit and was heard by that court in November 1995. Appeals were also filed in that court from the FCC's rate regulation rule-making decisions. The FCC's rate regulations were substantially upheld in June 1995, and the United States Supreme Court has refused to hear an appeal of that decision.

  TELECOMMUNICATIONS ACT OF 1996. As noted above, the 1996 Telecommunications Act was enacted into law in February 1996. The 1996 Telecommunications Act modifies various provisions of the Communications Act of 1934, the 1984 Cable Act and the 1992 Cable Act, with the intent of establishing a pro-competitive, deregulatory policy framework for both video and telecommunications services. Continental at this time cannot predict the full effect that the 1996 Telecommunications Act or the FCC's implementing regulations may have on Continental's operations.

  FEDERAL REGULATION. The FCC, the principal federal agency with jurisdiction over cable television, has promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming, consumer education and lockbox enforcement, origination, cablecasting and sponsorship identification, children's programming, the regulation of basic cable service rates in areas where cable television systems are not subject to effective competition, signal leakage and frequency use, technical performance, maintenance of various records, equal employment opportunity, and antenna structure notification, marking and lighting. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations. The 1992 Cable Act required the FCC to adopt additional regulations covering, among other things, cable rates, signal carriage, consumer protection and customer service, leased access, indecent programming, programmer access to cable television systems, programming agreements, technical standards, consumer electronics equipment compatibility, ownership of home wiring, program exclusivity, equal employment opportunity, and various aspects of DBS system ownership and operation. The 1996 Telecommunications Act mandates changes in certain of these regulations. A brief summary of certain of these federal regulations as adopted to date follows.

  Rate Regulation. The 1984 Cable Act codified existing FCC preemption of rate regulation for premium channels and optional CPS tiers. The 1984 Cable Act also deregulated basic cable rates for cable television systems determined by the FCC to be subject to effective competition. The 1992 Cable Act substantially changed the 1984 Cable Act and FCC rate regulation standards then in existence. The 1992 Cable Act replaced the FCC's old standard for determining effective competition, under which most cable systems were not subject to local rate regulation, with a statutory provision that results in nearly all cable television systems becoming subject to local rate regulation of the BBT. Additionally, the legislation eliminates the 5% annual rate increase for basic service previously allowed by the 1984 Cable Act without local approval; requires the FCC to adopt a formula for franchising authorities to enforce, to assure that BBT rates are reasonable; allows the FCC to review rates for CPS tiers (other than per-channel or per-event services) in response to complaints filed by franchising authorities and/or cable customers; prohibits cable television systems from requiring subscribers to purchase service tiers above the BBT in order to purchase premium services if the system is technically capable of doing so; requires the FCC to adopt regulations to establish, on the basis of actual costs, the price for installation of cable service, remote controls, converter boxes and additional outlets; and allows the FCC to impose restrictions on the re-tiering and rearrangement of cable services under certain limited circumstances.

  The 1992 Cable Act authorizes the FCC to, among other things, set standards for governmental authorities to regulate the rates for certain cable television services and equipment and gives local broadcast stations the option to elect mandatory carriage or require retransmission consent.

  Pursuant to authority granted under the 1992 Cable Act, the FCC in April 1993 promulgated rate regulations that established maximum allowable rates for cable television services, except for services offered on a per-channel or per-program basis. In February 1994, the FCC adopted a revised regulatory scheme which included, among other things, interim cost-of-service standards and a new benchmark formula to determine certain service rates. In creating the new benchmark formula, the FCC mandated a further reduction in rates for certain regulated services. Final cost-of-service rules were adopted in January 1996.

  The FCC has issued a series of new rules covering such issues as increases for inflation and external costs, and the addition of new channels to regulated CPS tiers (the "Going Forward Rules" and Form 1210); rules permitting a single annual rate increase, and allowing operators to anticipate 12 months of inflation and known increases in external costs, while providing for a true-up of costs after 12 months (Form 1240); abbreviated cost-of-service rules for network upgrades (Form 1235); and rules that limit the FCC's review of CPS tier rates to the amount of the increase only, thereby grandfathering all rates that were unregulated prior to November 1995.

  The FCC also publicly announced that it would consider "social contracts" as an alternative form of rate regulation for cable operators. Continental's Social Contract with the FCC was adopted by the FCC on August 3, 1995. The Social Contract settles all of Continental's pending cost-of-service rate cases and all of its benchmark CPS-tier rate cases. Benchmark BBT cases will be resolved by Continental and local franchise authorities. Under the Social Contract Amendment, which was released for public comment on March 6, 1996 and incorporates into the Social Contract the systems acquired in the Providence Journal Merger and the Recent Acquisitions, CPS-tier rates may be increased by $1.00 per year per subscriber plus inflation and allowable external costs. BBT rates may increase by inflation and external costs. The Social Contract and, if adopted by the FCC, the Social Contract Amendment, will govern Continental's future rates. The Social Contract also provides for its termination in the future if the laws and regulations applicable to services offered in any Continental franchise change in a manner that would have a material favorable financial impact on Continental. In that instance, the Company may petition the FCC to terminate the Social Contract. For a description of the Social Contract and the Social Contract Amendment see "Business--Description of Business--U.S. Operating Strategy--U.S. Regulatory Strategy; Social Contract."

  Furthermore, the 1996 Telecommunications Act, which provides for the deregulation of CPS-tier rates after March 31, 1996, permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or Company level. The 1996 Telecommunications Act also eliminates the right of individual subscribers to file rate complaints with the FCC concerning CPS tiers, and instead requires that such complaints be filed by a franchising authority.

  The 1992 Cable Act provided that all rate regulation, for both the CPS tiers and for the BBT, is eliminated when a cable system is subject to "effective competition" from another multichannel video programming provider such as MMDS, DBS, a telephone company, or a combination of any or all of these. The 1996 Telecommunications Act expanded the definition of "effective competition" to include instances in which a local telephone company or its affiliate (or a multichannel video programming distributor using the facilities of a telephone company or its affiliate) offers comparable video programming directly to subscribers by any means (other than DBS) in the cable operator's franchise area. Since telephone companies are providing or planning to provide video services in several of Continental's franchise areas, this provision will allow the Company greater flexibility in packaging and pricing its product in those markets.

  The 1996 Telecommunications Act also eliminates the uniform rate structure requirements of the 1992 Cable Act for cable operators in areas subject to effective competition or as applied to video programming offered on a per-channel or per-program basis and allows non-uniform bulk discount rates to be offered to multiple dwelling units.

  Other Regulations under the 1992 Cable Act. In addition to the foregoing rate regulations, the FCC has adopted regulations pursuant to the 1992 Cable Act which require cable systems to permit customers to purchase video programming on a per-channel or a per-event basis without the necessity of subscribing to any tier of service, other than the basic service tier, unless the cable system is technically incapable of doing so. Generally, this exemption from compliance with the statute for cable systems that do not have such technical capability is available until a cable system obtains the capability, but not later than December 2002. The FCC also has adopted a number of measures for improving compatibility between existing cable systems and consumer equipment. In conjunction therewith, the FCC rules prohibit cable operators from scrambling program signals carried on the basic tier, absent a waiver.

  The FCC also has adopted regulations in connection with its cost-of-service proceedings which govern programming charges for affiliated entities. These rules apply to systems subject to regulation under both the benchmark and cost-of-service regulations. The cost of programming to affiliated entities must be the prevailing company price, based on the sale of programming to third parties, or a price equal to the lower of the programming service's net book cost and its estimated fair market value.

  Carriage of Broadcast Television Signals. The 1992 Cable Act contains signal carriage requirements allowing commercial television broadcast stations which are "local" to a cable system (i.e., the system is located in the station's Area of Dominant Influence) to elect every three years whether to require the cable system to carry the station ("must-carry" status) or to negotiate for "retransmission consent" to carry it. The first such election was made in June 1993. A recent amendment to the Copyright Act in some cases increased the number of stations that may elect must-carry status on cable systems located within such stations' Areas of Dominant Influence. Local non-commercial television stations are given mandatory carriage rights, subject to certain exceptions, within the larger of: (i) a 50 mile radius from the station's city of license or (ii) the station's grade B contour (a measure of signal strength). Unlike commercial stations, non-commercial stations are not given the option to negotiate retransmission consent for the carriage of their signal. In addition, cable systems have to obtain retransmission consent for the carriage of all "distant" commercial broadcast stations, except for certain "superstations" (i.e., commercial satellite-delivered independent stations such as WTBS).

  Nonduplication of Network Programming. Cable television systems that have 1,000 or more customers must, upon the appropriate request of a local television station, delete the simultaneous or non-simultaneous network programming of a distant station when such programming has also been contracted for by the local station on an exclusive basis.

  Deletion of Syndicated Programming. FCC regulations enable television broadcast stations that have obtained exclusive distribution rights for syndicated programming in their market to require a cable system to delete or "black out" such programming from other television stations which are carried by the cable system. The extent of such deletions will vary from market to market and cannot be predicted with certainty. However, it is possible that such deletions could be substantial and could lead the cable operator to drop a distant signal in its entirety. The FCC also has commenced a proceeding to determine whether to relax or abolish the geographic limitations on program exclusivity contained in its rules, which would allow parties to set the geographic scope of exclusive distribution rights entirely by contract, and to determine whether such exclusivity rights should be extended to non-commercial educational stations. It is possible that the outcome of these proceedings will increase the amount of programming that cable operators are required to black out. Finally, the FCC has declined to impose equivalent syndicated exclusivity rules on satellite carriers who provide services to the owners of home satellite dishes similar to those provided by cable systems.

  Franchise Fees. Although franchising authorities may impose franchise fees under the 1984 Cable Act, such payments cannot exceed 5% of a cable system's annual gross revenues. Franchising authorities are also empowered in awarding new franchises or renewing existing franchises to require cable operators to provide cable-related facilities and equipment and to enforce compliance with voluntary commitments. In the case of franchises in effect prior to the effective date of the 1984 Cable Act, franchising authorities may enforce requirements contained in the franchise relating to facilities, equipment and services, whether or not cable-related. The 1984 Cable Act, under certain limited circumstances, permits a cable operator to obtain modifications of franchise obligations.

  Renewal of Franchises. The 1984 Cable Act established renewal procedures and criteria designed to protect incumbent franchises against arbitrary denials of renewal. While these formal procedures are not mandatory unless timely invoked by either the cable operator or the franchising authority, they can provide substantial protection to incumbent franchisees. Even after the formal renewal procedures are invoked, franchising authorities and cable operators remain free to negotiate a renewal outside the formal process.

  Nevertheless, renewal is by no means assured, as the franchisee must meet certain statutory standards. Even if a franchise is renewed, a franchising authority may impose new and more onerous requirements such as upgrading facilities and equipment, although the municipality must take into account the cost of meeting such requirements.

  The 1992 Cable Act made several changes to the process under which a cable operator seeks to enforce its renewal rights that could make it easier in some cases for a franchising authority to deny renewal. While a cable operator must still submit its request to commence renewal proceedings within 30 to 36 months prior to franchise expiration to invoke the formal renewal process, the request must be in writing and the franchising authority must commence renewal proceedings not later than six months after receipt of such notice. The four-month period for the franchising authority to grant or deny the renewal now runs from the submission of the renewal proposal, not the completion of the public proceeding. Franchising authorities may consider the "level" of programming service provided by a cable operator in deciding whether to renew. Franchising authorities are no longer precluded from denying renewal based on failure to substantially comply with the material terms of the franchise where the franchising authority has "effectively acquiesced" to such past violations. However, the franchising authority is estopped from denying renewal if, after giving the cable operator notice and opportunity to cure, it fails to respond to a written notice from the cable operator of its failure or inability to cure. Courts may not reverse a denial of a renewal based on procedural violations found to be "harmless error."

  Channel Set-Asides. The 1984 Cable Act permits local franchising authorities to require cable operators to set aside certain channels for public, educational and governmental access programming. The 1984 Cable Act further requires cable television systems with 36 or more activated channels to designate a portion of their channel capacity for commercial leased access by unaffiliated third parties. While the 1984 Cable Act allowed cable operators substantial latitude in setting leased-access rates, the 1992 Cable Act required leased-access rates to be set according to an FCC-prescribed formula. The FCC adopted such a formula and implemented regulations in April 1993. The FCC is expected to act shortly on petitions requesting the FCC to reconsider its decision and adopt lower leased-access rates.

  Competing Franchises. Questions concerning the right of a municipality to award de facto exclusive cable television franchises and to impose certain franchise restrictions upon cable television companies are under consideration in Preferred Communications, Inc. v. City of Los Angeles, involving a proposed applicant for a franchise in one of the Company's service areas, in which the United States Supreme Court declared that cable television operators have First Amendment rights which cannot be abridged in the absence of overriding governmental interests. However, the 1992 Cable Act, among other things, prohibits franchising authorities from unreasonably refusing to grant franchises to competing cable television systems and permits franchising authorities to operate their own cable television systems without franchises.

  Ownership and Cross-Ownership Limitations. The 1984 Cable Act codified then-existing FCC cross-ownership regulations, which, in part, prohibited LECs from providing video programming directly to customers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. As noted above, this restriction was removed by the 1996 Telecommunications Act.

  The 1984 Cable Act and the FCC's rules also prohibited the common ownership, operation, control or interest in a cable system and a local television broadcast station whose predicted grade B contour (a measure of a television station's significant signal strength as defined by the FCC's rules) covers any portion of the community served by the cable system. Common ownership or control has historically also been prohibited by the FCC (but not by the 1984 Cable Act) between a cable system and a national television network, although the FCC adopted an order that substantially relaxed the network/cable cross-ownership prohibitions subject to certain national and local ownership limits. Finally, in order to encourage competition in the provision of video programming, the FCC adopted a rule prohibiting the common ownership, affiliation, control or interest in cable television systems and MMDS facilities having overlapping service areas, except in very limited circumstances. The 1992 Cable Act codified this restriction and extended it to co-located SMATV systems. Permitted arrangements in effect as of October 5, 1992 were grandfathered. In January 1995, the FCC loosened its previously stringent interpretation of the lack of ability of a cable operator to purchase a SMATV system in the same franchise area. The 1992 Cable Act permits states or local franchising authorities to adopt certain additional restrictions on the ownership of cable television systems.

  The 1996 Telecommunications Act repeals the statutory ban on cable-broadcast station cross-ownership to permit common ownership or control of a television station and a cable system with overlapping service areas. The 1996 Telecommunications Act leaves in place, however, the cable system-television station cross-ownership restriction contained in the FCC's rules and does not mandate an outcome for the FCC's review of the regulation, which will occur this year. The 1996 Telecommunications Act also directs the FCC to revise its existing regulations concerning broadcast network-cable cross-ownership to permit common control of both a television network and a cable system. The 1996 Telecommunications Act removes the statutory ban on cable-MMDS cross-ownership by any cable operator in a franchise area where one cable operator is subject to effective competition.

  Pursuant to the 1992 Cable Act, the FCC has imposed limits on the number of cable systems which a single cable operator can own. In general, no cable operator can have an attributable interest in cable systems which pass more than 30% of all homes nationwide. Attributable interests for these purposes include voting interests of 5% or more (unless there is another single holder of more than 50% of the voting stock), officerships, directorships and general partnership interests. The FCC has stayed the effectiveness of these rules pending the outcome of the appeal from the United States District Court decision holding the multiple-ownership limit provision of the 1992 Cable Act unconstitutional.

  The FCC has also adopted rules which limit the number of channels on a cable system which may be occupied by programming in which the entity which owns the cable system has an attributable interest to 40% of all activated channels.

  Equal Employment Opportunity. The 1984 Cable Act includes provisions to ensure that minorities and women are provided equal employment opportunities within the cable television industry. The statute requires the FCC to adopt reporting and certification rules that apply to all cable system operators with more than five full-time employees. Pursuant to the requirements of the 1992 Cable Act, the FCC has imposed more detailed annual Equal Employment Opportunity ("EEO") reporting requirements on cable operators and has expanded those requirements to all multi-channel video-service distributors. Failure to comply with the EEO requirements can result in the imposition of fines and/or other administrative sanctions, or may, in certain circumstances, be cited by a franchising authority as a reason for denying a franchisee's renewal request.

  Privacy. The 1984 Cable Act imposes a number of restrictions on the manner in which cable system operators can collect and disclose data about individual system customers. The statute also requires that the system operator must periodically provide all customers with written information about its policies regarding the collection and handling of data about customers, their privacy rights under federal law and their enforcement rights. In the event that a cable operator is found to have violated the customer privacy provisions of the 1984 Cable Act, it could be required to pay damages, attorneys' fees and other costs. Under the 1992 Cable Act, the privacy requirements are strengthened to require that cable operators take such actions as are necessary to prevent unauthorized access to personally identifiable information.

  Anti-Trafficking/Franchise Transfer Approval. The 1992 Cable Act precluded cable operators from selling or otherwise transferring ownership of a cable television system within 36 months after acquisition or initial construction, with various exceptions. This provision was eliminated by the 1996 Telecommunications Act. The 1992 Cable Act also requires franchising authorities to act on any franchise transfer request submitted after December 4, 1992 within 120 days after receipt of all information required by FCC regulations and by the franchising authority. Approval is deemed to be granted if the franchising authority fails to act within such period.

  Registration Procedure and Reporting Requirements. Prior to commencing operation in a particular community, all cable television systems must file a registration statement with the FCC listing the broadcast signals they will carry and certain other information. Additionally, cable operators periodically are required to file various informational reports with the FCC. Cable operators who operate in certain frequency bands are required on an annual basis to file the results of their periodic cumulative leakage testing measurements. Operators who fail to make this filing or who exceed the FCC's allowable cumulative leakage index risk being prohibited from operating in those frequency bands in addition to other sanctions.

  Technical Requirements. Historically, the FCC has imposed technical standards applicable to the cable channels on which broadcast stations are carried, and has prohibited franchising authorities from adopting standards which were in conflict with or more restrictive than those established by the FCC. The FCC has recently revised such standards and made them applicable to all classes of channels which carry downstream National Television System Committee video programming. Local franchising authorities are permitted to enforce the FCC's new technical standards. The FCC also has adopted additional standards applicable to cable television systems using frequencies in the 108-137 MHz and 225-400 MHz bands in order to prevent harmful interference with aeronautical navigation and safety radio services and has also established limits on cable system signal leakage. The 1992 Cable Act requires the FCC to periodically update its technical standards to take into account changes in technology and to entertain waiver requests from franchising authorities who would seek to impose more stringent technical standards upon their franchised cable television systems. Although the 1992 Cable Act requires the FCC to establish "minimum technical standards relating to cable televisions systems technical operation and signal quality," the FCC announced that its recently completed cable television technical standards rule-making satisfied the new statutory mandate. The 1996 Telecommunications Act preempted the ability of franchising authorities to impose any oversight of cable operators' technical standards.

  Pole Attachments. The FCC currently regulates the rates and conditions imposed by certain public utilities for use of their poles, unless under the Federal Pole Attachments Act, state public utility commissions are able to demonstrate that they regulate rates, terms and conditions of the cable television pole attachments. A number of states and the District of Columbia have certified to the FCC that they regulate the rates, terms and conditions for pole attachments. In the absence of state regulation, the FCC administers such pole attachment rates through use of a formula which it has devised and from time to time revises.

  The 1996 Telecommunications Act modifies the current pole attachment provisions of the Communications Act of 1934 by requiring that utilities provide cable systems and telecommunications carriers with non-discriminatory access to any pole, conduit or right-of-way controlled by the utility. The FCC is required to adopt new regulations to govern the charges for pole attachments used by companies providing telecommunications services, including cable operators. These regulations are likely to increase the rates charged to cable companies providing voice and data, in addition to video services. These new pole attachment regulations will not become effective, however, until five years after enactment of the 1996 Telecommunications Act, and any increase in attachment rates resulting from the FCC's new regulations will be phased in in equal annual increments over a period of five years.

  Other Matters. FCC regulation also includes matters regarding a cable system's carriage of local sports programming; restrictions on origination and cablecasting by cable system operators; application of the rules governing political broadcasts; customer service; home wiring and limitations on advertising contained in non-broadcast children's programming.

  Implementing provisions of the 1993 Budget Act, the FCC adopted requirements for payment of 1994 annual "regulatory fees." Cable television systems were required to pay regulatory fees of $0.37 per subscriber, which, may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. This amount was increased to $.49 per subscriber in 1995 and may be further increased in 1996. Fees are also assessed for other licenses, including licenses for business radio and cable television-relay systems and earth stations, which, however, may not be collected directly from subscribers. Beginning in 1995, no fee is assessed for receive-only, cable-earth stations.

  COPYRIGHT REGULATION. Cable television systems are subject to federal copyright licensing covering carriage of broadcast signals. In exchange for making semi-annual payments to a federal copyright royalty pool and meeting certain other obligations, cable operators obtain a statutory license to retransmit broadcast signals. The amount of this royalty payment varies, depending on the amount of system revenues from certain sources, the number of distant signals carried and the location of the cable system with respect to over-the-air television stations. Cable operators are liable for interest on underpaid and unpaid royalty fees, but are not entitled to collect interest on refunds received for the overpayment of copyright fees. Originally, the Federal Copyright Royalty Tribunal was empowered to make and, in fact, did make several adjustments in copyright royalty rates. This tribunal was eliminated by Congress in 1993. Any future adjustment to the copyright royalty rates will be done through an arbitration process to be supervised by the U.S. Copyright Office.

  Various bills have been introduced into Congress over the past several years that would eliminate or modify the cable television compulsory copyright license. The FCC has recommended to Congress that it repeal the cable industry's compulsory copyright license. The FCC determined that the statutory compulsory copyright license for local and distant broadcast signals no longer serves the public interest and that private negotiations between the applicable parties would better serve the public. Without the compulsory license, cable operators might need to negotiate rights from the copyright owners for each program carried on each broadcast station in the channel lineup. Such negotiated agreements could increase the cost to cable operators of carrying broadcast signals. The 1992 Cable Act's retransmission consent provisions expressly provide that retransmission consent agreements between television broadcast stations and cable operators do not obviate the need for cable operators to obtain a copyright license for the programming carried on each broadcaster's signal.

  Copyright music performed in programming supplied to cable television systems by pay cable networks (such as HBO) and cable programming networks (such as USA) has generally been licensed by the networks through private agreements with the American Society of Composers and Publishers ("ASCAP") and BMI, Inc. ("BMI"), the two major performing rights organizations in the United States. ASCAP and BMI offer "through to the viewer" licenses to the cable networks, which cover the retransmission of the cable networks' programming by cable television systems to their customers. The cable industry has not yet concluded negotiations on licensing fees with music performing rights societies for the use of music performed in programs locally originated by cable television systems. See "Legal Proceedings."

  STATE AND LOCAL REGULATIONS. Because cable television systems use local streets and rights-of-way, cable television systems are subject to state and local regulation, typically imposed through the franchising process. State and/or local officials are usually involved in franchise selection, system design and construction, safety, service rates, consumer relations, billing practices and community-related programming and services.

  Cable television systems generally are operated pursuant to non-exclusive franchises, permits or licenses granted by a municipality or other state or local government entity. Franchises generally are granted for fixed terms and in many cases are terminable if the franchise operator fails to comply with material provisions. Although the 1984 Cable Act provides for certain procedural protection, there can be no assurance that renewals will be granted or that renewals will be made on similar terms and conditions. Franchises usually call for the payment of fees, often based on a percentage of the system's gross customer revenues, to the granting authority. Upon receipt of a franchise, the cable system owner usually is subject to a broad range of obligations to the issuing authority directly affecting the business of the system. The terms and conditions of franchises vary materially from jurisdiction to jurisdiction, and even from city to city within the same state, historically ranging from reasonable to highly restrictive or burdensome. The 1984 Cable Act places certain limitations on a franchising authority's ability to control the operation of a cable system, and the courts have from time to time reviewed the constitutionality of several general franchise requirements, including franchise fees and leased-access channel requirements, often with inconsistent results. On the other hand, the 1992 Cable Act prohibits exclusive franchises, and allows franchising authorities to exercise greater control over the operation of franchised cable television systems, especially in the areas of customer service and rate regulation. The 1992 Cable Act also allows franchising authorities to operate their own multi-channel video distribution system without having to obtain a franchise and permits states or local franchising authorities to adopt certain restrictions on the ownership of cable television systems. Moreover, franchising authorities are immunized from monetary damage awards arising from regulation of cable television systems or decisions made on franchise grants, renewals, transfers and amendments.

  The specific terms and conditions of a franchise and the laws and regulations under which it was granted directly affect the profitability of the cable television system. Cable franchises generally contain provisions governing charges for basic cable television services, fees to be paid to the franchising authority, length of the franchise term, renewal, sale or transfer of the franchise, territory of the franchise, design and technical performance of the system, use and occupancy of public streets and number and types of cable services provided.

  Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of centralized state governmental agencies, some of which impose regulations of a character similar to that of a public utility.

  REGULATION OF TELECOMMUNICATIONS ACTIVITIES. As noted above under "Telecommunications and Technology," Continental provides in certain of its systems alternate-access local telecommunications services over a portion of its fiber-optic cable facilities, and Continental currently owns a 20% interest in TCG. Local telecommunications activities are regulated by either the FCC or state public utility commissions, or both. In some instances, Continental or TCG may be required to obtain regulatory permission to offer such services, and may be required to file tariffs for its service offerings, depending on whether particular alternate-access activities of Continental or TCG are classified as common carriage or private carriage. See "Federal Regulation--Ownership and Cross-Ownership Limitations." As noted above, the 1996 Telecommunications Act preempts state and locally-imposed barriers to the provision of intrastate and interstate telecommunications services by cable system operators in competition with local telephone companies.

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

EMPLOYEES

  Continental currently has approximately 9,200 full-time employees, including approximately 100 employees located at Continental's Boston headquarters, who provide staff support in the areas of corporate planning, finance, marketing, program acquisition, employee training and benefits administration, government relations, internal auditing, financial and tax reporting and regulatory compliance. Continental believes that its relations with its employees are good.

ITEM 2. PROPERTIES.

  The Company's principal physical assets consist of cable television systems, including signal receiving, encoding and decoding apparatus, headends, distribution systems, and subscriber house-drop equipment for each of its systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment, and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution systems consist of coaxial and fiber-optic cables and related electronic equipment. Subscriber equipment consists of taps, house drops, converters and analog addressable converters. The Company owns its distribution system, various office and studio fixtures, test equipment and service vehicles. The physical components of Continental's systems require maintenance and periodic upgrading to keep pace with technological advances.

  The Company's coaxial and fiber-optic cables are generally attached to utility poles under pole-rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates pole-attachment rates under the Federal Pole Attachments Act. See "Business--Description of Business--Legislation and Regulation--Federal Regulation--Pole Attachments."

  The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave facilities and business offices. The Company owns the building which houses its headquarters in Boston, Massachusetts.

  The Company believes its properties, both owned and leased, are in good operating condition and are suitable and adequate for its business operations.

ITEM 3. LEGAL PROCEEDINGS.

  On October 24, 1995, a class of ASCAP members filed a class action copyright infringement action in federal district court against a class comprised of cable television operators that had transmitted satellite-generated pay-per-view programming to their subscribers during the three-year period from October 25, 1992 through the date of the suit. Continental was named as one of the defendant class representatives. Plaintiffs alleged that the defendant class members had infringed their copyrights by exhibiting pay-per-view programs, which contain music owned by plaintiffs, without a license to "perform" plaintiffs' copyrighted musical compositions. Plaintiffs sought a permanent injunction restraining such public performances without authorization, actual or statutory damages, and an award of costs and attorneys' fees. The parties entered into a settlement agreement dated as of February 12, 1996, which settled all copyright infringement claims relating to the Company, and the case was dismissed on February 27, 1996 pursuant to the terms of the settlement agreement. License fees will be negotiated or, failing agreement, established by the ASCAP Rate Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

  No established public trading market exists for the Company's Class A Common Stock or Class B Common Stock, and accordingly no high and low bid information or quotations are available with respect to the Company's Common Stock. The shares of Class A Common Stock held by the former Providence Journal stockholders are subject to contractual restrictions on transfer until October 5, 1996.

  As of March 15, 1996, there were 560 holders of record of Class A Common Stock and 348 holders of record of Class B Common Stock. The Company has not paid dividends on its Common Stock and has no present intention of so doing. Certain agreements, pursuant to which the Company has borrowed funds, contain provisions that limit the amount of dividends and stock repurchases that the Company may make. See Note 7 to the Company's Consolidated Financial Statements.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION.

  The following tables present selected consolidated financial information relating to the financial condition and results of operations of the Company over the past five years, and should be read in conjunction with the Consolidated Financial Statements of the Company for the year ended December 31, 1995 set forth in Part IV hereof.

                                            YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------------------
                             1991         1992         1993         1994         1995
                          -----------  -----------  -----------  -----------  -----------
                               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
 DATA:
Revenues................  $ 1,039,163  $ 1,113,475  $ 1,177,163  $ 1,197,977  $ 1,442,392
Costs and expenses:
  Operating.............      347,469      365,513      382,195      405,535      498,239
  Selling, general and
   administrative.......      246,986      259,632      267,376      267,349      339,002
  Depreciation and
   amortization.........      267,510      272,851      279,009      283,183      341,171
  Restricted stock
   purchase program(1)..       10,067        9,683       11,004       11,316       12,005
                          -----------  -----------  -----------  -----------  -----------
    Total...............      872,032      907,679      939,584      967,383    1,190,417
                          -----------  -----------  -----------  -----------  -----------
Operating income........      167,131      205,796      237,579      230,594      251,975
                          -----------  -----------  -----------  -----------  -----------
Interest expense (net)..      324,976      296,031      282,252      315,541      363,826
Other (income)
 expense(2).............        1,936       11,071      (10,978)      24,048       48,085
                          -----------  -----------  -----------  -----------  -----------
    Total...............      326,912      307,102      271,274      339,589      411,911
                          -----------  -----------  -----------  -----------  -----------
Loss before income
 taxes, extraordinary
 item and cumulative
 effect of accounting
 change.................     (159,781)    (101,306)     (33,695)    (108,995)    (159,936)
Benefit (provision) for
 income taxes...........       (1,861)      (1,654)       7,921       40,419       47,909
                          -----------  -----------  -----------  -----------  -----------
Loss before
 extraordinary item and
 cumulative effect of
 accounting change......     (161,642)    (102,960)     (25,774)     (68,576)    (112,027)
Extraordinary item......          --           --           --       (18,265)         --
                          -----------  -----------  -----------  -----------  -----------
Loss before cumulative
 effect of accounting
 change.................     (161,642)    (102,960)     (25,774)     (86,841)    (112,027)
Cumulative effect of
 accounting change......          --           --      (184,996)         --           --
                          -----------  -----------  -----------  -----------  -----------
Net loss................     (161,642)    (102,960)    (210,770)     (86,841)    (112,027)
Preferred stock
 preferences............       (5,771)     (16,861)     (34,115)     (36,800)     (39,802)
                          -----------  -----------  -----------  -----------  -----------
Loss applicable to
 common stockholders....  $  (167,413) $  (119,821) $  (244,885) $  (123,641) $  (151,829)
                          ===========  ===========  ===========  ===========  ===========
Per common share:
  Loss before
   extraordinary item
   and cumulative effect
   of accounting
   change...............  $     (1.42) $     (1.00) $      (.53) $      (.92) $     (1.22)
  Extraordinary item....          --           --           --          (.16)         --
  Cumulative effect of
   accounting change....          --           --         (1.62)         --           --
                          -----------  -----------  -----------  -----------  -----------
  Net loss..............  $     (1.42) $     (1.00) $     (2.15) $     (1.08) $     (1.22)
                          ===========  ===========  ===========  ===========  ===========
Weighted average common
 shares outstanding (in
 thousands).............      117,534      119,544      114,055      114,334      124,882
OTHER DATA:
EBITDA(3)...............  $   444,708  $   488,330  $   527,592  $   525,093  $   605,151
EBITDA as % of
 revenues...............         42.8%        43.9%        44.8%        43.8%        42.0%
Net cash provided from
 operating activities...  $   123,543  $   215,045  $   250,504  $   236,304  $   221,264
Capital expenditures....  $   145,846  $   145,189  $   185,691  $   300,511  $   518,161

                                             AS OF DECEMBER 31,
                         ---------------------------------------------------------------
                            1991         1992         1993         1994         1995
                         -----------  -----------  -----------  -----------  -----------
                                           (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash.................... $    14,265  $    27,352  $   122,640  $    11,564  $    18,551
Total assets............   2,082,182    2,003,196    2,091,853    2,483,639    5,080,593
Total debt..............   3,338,281    3,011,669    3,177,178    3,449,907    5,285,159
Redeemable common
 stock..................     445,463      223,716      213,548      232,399      256,135
Stockholder's equity
 (deficiency)...........  (1,919,525)  (1,486,231)  (1,667,088)  (1,688,334)  (1,215,951)

--------
(1) Represents the difference between the consideration paid by employees for purchases of shares of Common Stock of the Company under the Company's Restricted Stock Purchase Program and the fair market value of such shares (as determined by the Company's Board of Directors) at the date of issuance, amortized over the vesting schedule of such shares. See Note 11 to the Company's Consolidated Financial Statements.
(2) Includes equity in net income (loss) of affiliates, minority interest in net loss of subsidiaries, other non-operating income and expenses, gains on sale of marketable equity securities of $10.3 million, $17.1 million and $24.1 million from the Company's sales of its investment in affiliates in 1992 and 1993 and sale of marketable equity securities and a portion of an investment in 1995, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) Operating income before depreciation and amortization and non-cash stock compensation (Restricted Stock Purchase Program expense). Based on its experience in the cable television industry, the Company believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA should not be considered by the reader as an alternative to operating or net income (as determined in accordance with GAAP) as an indicator of the Company's performance or as an alternative to cash flows from operating activities (as determined in accordance with GAAP) as a measure of liquidity. Substantially all of the Company's financing agreements contain certain covenants in which EBITDA is used as a measure of financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Continental is a leading provider of broadband communications services. Continental's operations consist primarily of U.S. cable television systems with complementary operations and investments in three other areas: (i) international broadband communications ventures; (ii) interests in the telecommunications and technology industries, including companies offering competitive-access telephony and DBS service; and (iii) interests in programming services.

  Substantially all of Continental's revenues are earned from customer fees for basic cable programming and premium television services, the rental of converters and remote control devices, and cable installation fees. During the period from December 31, 1992 through December 31, 1995, Continental's revenues increased at a compound annual growth rate of 9.0% primarily through basic subscriber growth and increases in monthly revenue per average basic subscriber. Revenues for the year ended December 31, 1995 increased 20.4% compared to 1994 (10.3% excluding acquisitions). Revenues for the year ended December 31, 1994 increased only 1.8% compared to 1993 due to basic rate reductions and non-cash revenue reserves recorded in connection with the FCC rate regulations.

  Additional revenues are generated by the sale of advertising, pay-per-view programming fees, DBS service and payments received as a result of revenue-sharing agreements for products sold through home shopping networks. Continental expects that advertising and home shopping revenues (which currently represent approximately 6.3% of Continental's total revenues) may become a larger percentage of total revenues. These sources of revenues tend to be cyclical and seasonal in nature and could increase the cyclicality and seasonality in Continental's total revenues.

  Continental's business is subject to significant regulatory developments, including recent federal laws and regulations, which regulate rates charged by Continental for certain cable services. Such laws and regulations will limit Continental's ability to increase or restructure its rates for certain services. On August 3, 1995, the Social Contract between Continental and the FCC was adopted, which covers all of Continental's existing franchises (excluding the systems acquired in the Providence Journal Merger and the Recent Acquisitions), including those that are currently unregulated, and is the first comprehensive rate agreement involving cable television ever approved by the FCC. The Social Contract settled Continental's pending cost-of-service rate cases and its benchmark CPS-tier rate cases. The Social Contract Amendment was released by the FCC for public comment on March 6, 1996. This amendment incorporates into the Social Contract the cable television systems acquired in the Providence Journal Merger and the Recent Acquisitions and makes certain other changes to the Social Contract. See "Business--Description of Business--U.S. Operating Strategy--U.S. Regulatory Strategy; Social Contract." In addition, the 1996 Telecommunications Act has been enacted into law. The 1996 Telecommunications Act modifies various provisions of the Communications Act of 1934, the 1984 Cable Act and the 1992 Cable Act with the intent of establishing a pro-competitive, deregulatory policy framework for the telecommunications industry.


  The high level of depreciation and amortization associated with Continental's capital expenditures and acquisitions and the interest costs related to financing activities, have caused Continental to report net losses. Continental believes that such net losses are common for cable television companies.

  The Company has recently completed a series of acquisitions in the United States, the most significant of which was the acquisition of the cable television businesses and assets of Providence Journal. See "Business Description of Business--U.S. Acquisitions and Investments--The Providence Journal Merger." Results of operations of the companies and businesses acquired have been included in the accompanying results of operations from their respective dates of acquisition.

PROPOSED MERGER WITH U S WEST

  On February 27, 1996, the Company entered into the Merger Agreement with U S WEST, providing for the Merger of the Company with and into U S WEST. As a result of the Merger, Continental's operations will become part of UMG, a leading global media and telecommunications company.

  The Merger is expected to close in the fourth quarter of 1996. The consummation of the Merger is subject to various conditions to closing, including, but not limited to, regulatory approvals and Continental stockholder votes. Certain major stockholders have agreed to vote in favor of the Merger and other related matters. However, no assurances can be given that the Merger will occur, or occur in the foregoing manner. See "Business-- Development of Business."


RESULTS OF OPERATIONS

  The following table sets forth, for the years indicated, certain items in the Company's Selected Consolidated Financial Information. See the footnotes to "Selected Consolidated Financial Information."

                                               YEAR ENDED DECEMBER 31,
                                           ----------------------------------
                                              1993        1994        1995
                                           ----------  ----------  ----------
                                                (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Basic cable service..................... $  845,213  $  849,889  $1,013,405
  Premium cable service...................    242,956     245,605     269,069
  Advertising.............................     52,618      57,896      73,389
  Pay-per-view............................     25,746      24,523      32,467
  Other...................................      8,875      14,035      17,014
  DBS.....................................      1,755       6,029      37,048
                                           ----------  ----------  ----------
    Total.................................  1,177,163   1,197,977   1,442,392
Operating, selling, general and
 administrative expenses..................    649,571     672,884     837,241
Depreciation and amortization.............    279,009     283,183     341,171
Restricted stock purchase program.........     11,004      11,316      12,005
                                           ----------  ----------  ----------
Operating income..........................    237,579     230,594     251,975
Interest expense, net.....................    282,252     315,541     363,826
Other (income) expenses...................    (10,978)     24,048      48,085
                                           ----------  ----------  ----------
Loss before income taxes, extraordinary
 item and cumulative effect of accounting
 change...................................    (33,695)   (108,995)   (159,936)
Benefit for income taxes..................     (7,921)    (40,419)    (47,909)
                                           ----------  ----------  ----------
Loss before extraordinary item and
 cumulative effect of accounting change...    (25,774)    (68,576)   (112,027)
Extraordinary item........................        --      (18,265)        --
                                           ----------  ----------  ----------
Loss before cumulative effect of
 accounting change........................    (25,774)    (86,841)   (112,027)
Cumulative effect of accounting change....   (184,996)        --          --
                                           ----------  ----------  ----------
Net loss.................................. $ (210,770) $  (86,841) $ (112,027)
                                           ==========  ==========  ==========
OTHER DATA:
EBITDA.................................... $  527,592  $  525,093  $  605,151
EBITDA as a % of revenues.................       44.8%       43.8%       42.0%

                    SUBSCRIBER DATA FOR U.S. CABLE SYSTEMS

                                                  AS OF DECEMBER 31,
                                           ----------------------------------
                                              1993        1994        1995
                                           ----------  ----------  ----------
Homes passed by cable.....................  5,192,000   5,372,000   7,191,000
Number of basic subscribers...............  2,895,000   3,081,000   4,190,000
Basic penetration.........................       55.8%       57.4%       58.3%
Number of premium subscriptions...........  2,454,000   2,635,000   3,770,000
Premium penetration.......................       84.8%       85.5%       90.0%

  YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31,
1994. Revenues increased 20.4% (or $244.4 million) to approximately $1.4 billion. The acquisition of cable television systems in New Hampshire and Florida during 1994, the Providence Journal Merger and the Recent Acquisitions, serving a total of approximately 1,087,000 basic subscribers as of their respective acquisition dates, accounted for $122.1 million of such revenue increase. Excluding the effects of the foregoing acquisitions, revenues increased 10.3% (or $122.3 million) as a result of a 3.1% increase in ending basic cable subscribers, an increase in cable revenue per average basic subscriber and an increase in DBS-service revenues. Excluding the foregoing acquisitions and DBS-service revenues, monthly cable revenue per average basic subscriber increased from $35.23 to $36.56. The $1.33 increase in monthly cable revenue per average basic subscriber reflects: (i) increases in basic rates and a reversal during 1995 of certain non-cash revenue reserves (see below) as a result of the Social Contract and (ii) an increase in premium and other revenue categories. Revenues from premium cable services increased by $3.8 million to $248.1 million (excluding the foregoing acquisitions and DBS service) due to an increase in premium subscriptions. The increase in revenues (excluding the foregoing acquisitions and DBS service) was also due to a $9.2 million increase in advertising revenues to $66.9 million, a $2.4 million increase in home shopping revenues to $16.4 million and a $5.6 million increase in pay-per-view revenues to $30.1 million. Revenues from DBS service increased by $31.0 million to $37.0 million principally as a result of an increase of 58,000 in the number of DBS-service customers to approximately 80,000 as of December 31, 1995.

  Operating, selling, general and administrative expenses increased 24.4% to $837.2 million due primarily to the foregoing acquisitions, the provision of DBS service, and increases in programming costs and wages. Many of the increases in expenses were not passed through to subscribers in the form of rate increases in accordance with the FCC's rate regulations due to the negotiation and implementation of the Social Contract. See "Business-- Development of Business--U.S. Operating Strategy--U.S. Regulatory Strategy; Social Contract." Depreciation and amortization expenses increased 20.5% to $341.2 million due to the foregoing acquisitions and increased levels of capital expenditures. Non-cash stock compensation (Restricted Stock Purchase Program expense) increased 6.1% to $12.0 million due to a vesting of a greater percentage of shares issued under Continental's Restricted Stock Purchase Program as compared to 1994. Operating income increased 9.3% to $252.0 million. Interest expense increased 15.3% to $363.8 million as a result of a 25.0% increase in average debt outstanding. The effective interest rate decreased from 9.7% to 9.0%. Other (income) expenses included a gain of $23.0 million from the sale of the Company's shares of QVC common stock and a gain of $1.0 million on the sale of a portion of its investment in NCC. Other (income) expense also includes equity in net loss of affiliates, which increased from $25.0 million to $70.4 million primarily due to the Company recording its proportionate share of losses from its international investments in Australia, Argentina and Singapore and its investments in TCG and The Golf Channel. The effective tax rate was lower in 1995 since a tax benefit was not recorded for the equity in net loss of foreign affiliates. As a result of the above factors, the net loss before extraordinary item for 1995 compared to 1994 increased by $43.5 million to $112.0 million.

  YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31,
1993. Revenues increased by 1.8% (or $20.8 million) to approximately $1.2 billion. The cable television systems acquired in New Hampshire and Florida during 1994 served a total of approximately 78,000 basic subscribers as of their respective acquisition dates and accounted for $8.0 million of such revenue increase. Excluding the effects of the foregoing acquisitions, revenues increased 1.1% (or $12.8 million) as a result of a 3.7% increase in ending basic subscribers and an increase in premium and certain other revenue. Monthly cable revenue per average basic subscriber decreased from $35.71 to $35.23. The $.48 decrease was primarily due to rate reductions and non-cash revenue reserves recorded during 1994 in connection with the FCC's rate regulations, net of an $.11 increase in premium, advertising and other revenue. See "Liquidity and Capital Resources--Recent Legislation." Revenues from premium cable increased by $1.3 million (excluding the foregoing acquisitions and DBS-service revenues) due to an increase in premium subscriptions. The increase in revenues (excluding the foregoing acquisitions and DBS-service revenues) was also due to a $5.0 million increase in advertising revenue and a $5.1 million increase in other revenue due to continued growth in home shopping revenue, less a $1.3 million decrease in pay-per-view revenue. Pay-per-view revenue decreased due to the lack of availability of special events offered as compared to 1993, reflecting industry-wide trends. Revenues from DBS service increased $4.3 million or 244.0% as a result of an increase in DBS-service customers from 4,300 to 22,000.

  Operating, selling, general and administrative expenses increased 3.6% to $672.9 million, primarily due to the foregoing acquisitions and increases in programming costs and wages. Depreciation and amortization expenses increased 1.5% to $283.2 million due to an increase in capital expenditures. Non-cash stock compensation (Restricted Stock Purchase Program expense) increased 2.8% to $11.3 million due to the vesting of a greater percentage of shares issued under Continental's Restricted Stock Purchase Program as compared to 1993. Operating income decreased 2.9% to $230.6 million. Interest expense increased approximately 11.8% to $315.5 million due to a 5.0% increase in average debt outstanding and an increase in the effective interest rate from 9.1% to 9.7%. Other (income) expenses decreased as a result of equity in net loss of affiliates which increased from $12.8 million to $25.0 million, primarily due to Continental recording its proportionate share of losses from PrimeStar and TCG and its affiliates. Continental also recorded an extraordinary loss of $18.3 million due to the extinguishment of debt.

  As a result of such factors, loss before the cumulative effect of the accounting change for the year ended December 31, 1994, compared to December 31, 1993, increased by $61.1 million to $86.8 million, and net loss for the year ended December 31, 1994, compared to December 31, 1993, decreased from $210.8 million to $86.8 million.

  Continental implemented Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") as of January 1, 1993. SFAS 109 required a change from the deferred to the liability method for computing deferred income taxes. The cumulative effect of this change was a non-recurring increase in net loss of $185.0 million. The cumulative change resulted from net deferred tax liabilities recognized for the difference between the financial reporting and tax bases of assets and liabilities. The income tax benefit recognized in 1993 was $7.9 million due to deferred tax benefits recognized under SFAS 109. The income tax benefit for 1993 was decreased by $4.2 million as a result of applying the newly enacted federal tax rates to deferred tax balances as of January 1, 1993.

  EBITDA. Based on its experience in the cable television industry, Continental believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA should not be considered as an alternative to operating or net income (measured in accordance with GAAP) as an indicator of Continental's performance or as an alternative to cash flows from operating activities (measured in accordance with GAAP) as a measure of Continental's liquidity. For the year ended December 31, 1995, EBITDA increased 15.2% to $605.2 million, as compared to the same period in 1994. Excluding the effect of the acquisition of cable television systems in New Hampshire and Florida in 1994, the Providence Journal Merger and the Recent Acquisitions, EBITDA increased 6.3%. DBS service accounted for $4.3 million of EBITDA for the year ended December 31, 1995 compared to $(1.9) million as of December 31, 1994. The remaining increase in EBITDA for the year ended December 31, 1995 (excluding the effects of acquisitions) was the result of increases in revenue. EBITDA decreased 0.5% to $525.1 million for the year ended December 31, 1994, primarily due to rate reductions and non-cash revenue reserves recorded in connection with the FCC's rate regulations.

  INFLATION. Certain of the Company's expenses, such as those for wages and benefits, for equipment repair and replacement, and for billing and marketing, increase with general inflation. However, the Company does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically. For a description of recent legislation and regulations that may limit the Company's ability to raise its rates for certain services, see "Business--Description of Business--U.S. Operating Strategy--U.S. Regulatory Strategy; Social Contract" and "Legislation and Regulation."

  RECENT ACCOUNTING PRONOUNCEMENTS. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), which is effective for fiscal years beginning after December 15, 1995. SFAS 121 addresses the accounting for potential impairment of long-lived assets. The effect of implementing SFAS 121 is expected to be immaterial to Continental's financial position and results of operations.

  In October 1995, the FASB issued Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting requirements for stock-based employee compensation plans. The effect of implementing SFAS 123 is expected to be immaterial to Continental's financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

  The following table sets forth for the period indicated certain items from the Company's Statement of Consolidated Cash Flows:

                                                                   YEAR ENDED
                                                                  DECEMBER 31,
                                                                      1995
                                                                  ------------
   Net cash provided from operating activities................... $    221,264
                                                                  ============
   Net cash provided from (used for) financing activities:
     Net borrowings.............................................. $  1,828,979
     Other.......................................................       (4,445)
                                                                  ------------
       Total..................................................... $  1,824,534
                                                                  ============
   Net cash provided from (used for) investing activities:
     Acquisitions (net).......................................... $ (1,243,879)
     Property, plant and equipment...............................     (518,161)
     Investments.................................................     (280,142)
     Other assets................................................      (25,167)
     Proceeds from sale of marketable equity securities..........       27,357
     Proceeds from sale of investment-net........................        1,181
                                                                  ------------
       Total..................................................... $ (2,038,811)
                                                                  ============

  1995 FINANCING ACTIVITIES. On December 13, 1995, Continental issued $600.0 million in aggregate principal amount of 8.30% Senior Notes Due 2006 (the "8.30% Senior Notes") in an offering pursuant to Rule 144A of the Securities Act of 1933. The net proceeds from the sale of the 8.30% Senior Notes were used initially to repay $587.1 million of the indebtedness outstanding under an unsecured, reducing revolving credit facility of the Company and certain of its subsidiaries (the "1994 Credit Facility"). The maximum credit availability under the 1994 Credit Facility is $2.2 billion, which will decrease annually commencing in December 1997, with a final maturity in October 2003.

  On July 18, 1995, certain of Continental's subsidiaries entered into an unsecured, reducing revolving credit facility (the "1995 Credit Facility"). The maximum credit availability under the 1995 Credit Facility is $1.2 billion, which will decrease annually commencing in December 1998, with a final maturity in September 2004. Such facility has other terms and conditions that are similar in certain respects to those contained in the 1994 Credit Facility.

  In October 1995, Continental borrowed under the 1995 Credit Facility to fund approximately $815.0 million in connection with the Providence Journal Merger and approximately $155.0 million for the acquisition of Columbia Cable of Michigan. In December 1995, Continental borrowed under the 1995 Credit Facility to fund approximately $88.0 million in connection with the N-COM Buyout. Subsequent borrowings under the 1995 Credit Facility will be used for general corporate purposes, including capital expenditures for the Providence Journal Cable, Columbia Cable of Michigan and N-COM systems.

  CREDIT ARRANGEMENTS OF CONTINENTAL. On December 31, 1995, Continental had cash on hand of $18.6 million and the following credit arrangements: (i) approximately $1.6 billion outstanding under the 1994 Credit Facility; (ii) approximately $1.0 billion outstanding under the 1995 Credit Facility; (iii) $125.8 million of 10.12% Senior Notes Due 1999 to the Prudential Life Insurance Company; (iv) $200.0 million of 8 1/2% Senior Notes

Due 2001; (v) $100.0 million of 8 5/8% Senior Notes Due 2003; (vi) $275.0 million of 8 7/8% Senior Debentures Due 2005; (vii) $600.0 million of the 8.30% Senior Notes; (viii) $300.0 million of 9% Senior Debentures Due 2008;
(ix) $525.0 million of 9 1/2% Senior Debentures Due 2013; (x) $100.0 million of 10 5/8% Senior Subordinated Notes Due 2002; (xi) $100.0 million of Senior Subordinated Floating Rate Debentures Due 2004 (the "Floating Rate Debentures"); and (xii) $300.0 million of 11% Senior Subordinated Debentures Due 2007. Other miscellaneous debt was approximately $34.2 million as of December 31, 1995. As of December 31, 1995, there was credit availability of $613.8 million and $161.0 million under the 1994 Credit Facility and 1995 Credit Facility, respectively. In February 1996, the Company borrowed funds under the 1994 Credit Facility in order to redeem $100.0 million in aggregate principal amount of the Floating Rate Debentures, plus accrued interest thereon.

  As of December 31, 1995, a subsidiary of Continental had issued a standby letter of credit of approximately $56.3 million on behalf of PrimeStar, which guaranteed a portion of the financing incurred by PrimeStar to construct a successor-satellite system. On March 11, 1996, the obligations under such letter of credit increased to approximately $70.6 million. The letter of credit is secured by certain marketable equity securities with a fair market value of approximately $163.7 million as of March 11, 1996.

  The annual maturities of Continental's indebtedness for the years ending December 31, 1996, 1997, 1998, 1999 and 2000 will be approximately $29.6 million, $32.1 million, $33.6 million, $112.3 million and $559.0 million, respectively.

  CAPITAL EXPENDITURES AND U.S. ACQUISITIONS. Continental's expenditures for property, plant and equipment totaled approximately $518.2 million for the year ended December 31, 1995. The increase in Continental's capital expenditures for 1995 as compared to 1994 was due to: (i) the rebuild and upgrade of its systems; (ii) the provision of DBS service; and (iii) the acquisition of cable systems in New Hampshire and Florida in 1994, the Providence Journal Merger and the Recent Acquisitions. Continental anticipates that it will spend during 1996: (i) approximately $529.0 million on capital expenditures for its systems (excluding the systems to be acquired in the Pending M/NH Buyout), (ii) approximately $85.0 million on capital expenditures for the provision of DBS service and (iii) approximately $120.0 million on capital expenditures for new businesses such as telephony and high-speed data services. However, Continental is continually reevaluating its capital budget based on economic, technological and other factors. In accordance with the recently adopted Social Contract with the FCC, Continental has agreed to invest a minimum of $1.35 billion in system rebuilds and upgrades in the United States from 1995 to 2000 to expand channel capacity and improve system reliability and picture quality, $419.2 million of which has already been invested. Under the Social Contract Amendment, which was recently released by the FCC for public comment, Continental would agree to increase the minimum investment from $1.35 billion to $1.7 billion, in order to incorporate into the Social Contract the systems acquired in the Providence Journal Merger and the Recent Acquisitions. See "Business--Description of Business--U.S. Operating Strategy--U.S. Regulatory Strategy; Social Contract."

  In 1995, Continental acquired (i) the cable television systems of Providence Journal for total consideration of approximately $1.4 billion pursuant to the Providence Journal Merger, and (ii) other cable television systems, or interests therein, in the Recent Acquisitions for an aggregate of approximately $428.5 million. See "Business--Description of Business--U.S. Acquisitions and Investments." Continental has entered into a purchase agreement to acquire the remaining ownership interests and discharge or assume certain liabilities of M/NH for total consideration of approximately $219.2 million. The Cablevision of Chicago and the Consolidated Cablevision of California acquisitions closed in August 1995 and September 1995, respectively, and both the Providence Journal Merger and Columbia Cable of Michigan acquisition closed in October 1995. The N-COM Buyout closed in December 1995. The Pending M/NH Buyout is expected to close in the third quarter of 1996. All of these cable television systems primarily serve communities that are contiguous, or in close proximity, to Continental's other systems. Continental funded the acquisition of Columbia Cable of Michigan and the N-COM Buyout with borrowings under the 1995 Credit Facility. Continental funded the Cablevision of Chicago and the

Consolidated Cablevision of California acquisitions with borrowings under the 1994 Credit Facility. Continental funded the Providence Journal Merger with borrowings under the 1995 Credit Facility as well as through the issuance of approximately 30.1 million shares of Class A Common Stock. See "Business-- Description of Business--U.S. Acquisitions and Investments--The Providence Journal Merger" and "Other U.S. Acquisitions."

  INVESTMENTS. For purposes of the Statement of Consolidated Cash Flows, the Company's investments include, among other things, telecommunications and technology and international.

  International Investments. As of December 31, 1995, Continental had advanced US$150.5 million to Fintelco. In addition, Continental has recorded commitments to contribute an additional US$24.2 million to Fintelco in order to finance a portion of certain acquisitions of Argentine cable television systems. Fintelco recently entered into a US$140.0 million credit facility, and is in the process of arranging an aggregate of approximately US$65.0 million in additional credit facilities. Proceeds from such facilities will be used to refinance existing short-term indebtedness and for general corporate purposes, including capital expenditures. Such facilities may reduce the amount of future advances from Fintelco's shareholders, including Continental. No assurance can be given at this time that such additional facilities will be successfully arranged. See "Business-- Description of Business--International Operations."

  As of December 31, 1995, Continental had invested approximately US$169.1 million in Optus Vision. Optus Vision anticipates at this time that the remaining funding needs of the project will be approximately US$1.2 billion (based upon exchange rates at December 31, 1995) through 1999, which will be provided by a combination of equity from the joint venture partners and third-party debt. Optus Vision recently arranged A$230.0 million of short-term credit facilities. Proceeds from such facilities will be used for general corporate purposes, including capital expenditures. Such facilities may reduce the amount of future advances from Optus Vision shareholders, including Continental. Continental's funding requirements would be reduced if either or both of Nine and Seven exercise their options to increase their equity interests in Optus Vision to 20% and 15%, respectively, but there can be no assurances that Nine and/or Seven will exercise their options. See "Business-- Description of Business--International Operations."

  As of December 31, 1995, Continental had made capital contributions to SCV of US$17.6 million and committed to contribute up to approximately US$27.0 million (based on exchange rates as of December 31, 1995) in additional capital. In addition, Continental has committed to lend up to approximately US$45.0 million (based on exchange rates as of December 31, 1995) to SCV if third-party debt financing is unavailable. SCV has arranged an aggregate of S$106.0 million in senior credit facilities and is in the process of arranging additional senior credit facilities. Such facilities may reduce the amount of future advances from SCV's shareholders, including Continental. No assurance can be given at this time that all such additional facilities will be successfully arranged. See "Business--Description of Business--International Operations."

  Investments in Telecommunications and Technology. Continental has made numerous investments which are related to its ownership interests in TCG and PrimeStar.

  In 1993, Continental purchased 20% of TCG for a purchase price of $66.0 million. In addition, Continental has committed to lend up to $69.9 million to TCG through 2003, of which $53.8 million was advanced as of December 31, 1995. Continental has also invested $56.7 million in joint ventures involving TCG and other cable television operators. On May 22, 1995, TCG entered into a $250.0 million revolving credit facility with a group of financial institutions. Borrowings under the facility may be used for general corporate purposes of TCG, including capital expenditures. Such facility may reduce the amount of future advances from TCG's shareholders, including Continental.

  Continental also owns an approximate 10.4% partnership interest in PrimeStar. Continental has made cash investments totaling $25.8 million as of December 31, 1995 to fund PrimeStar's ongoing operations and may in the future make additional investments in PrimeStar. See "Business--Description of Business--Telecommunications and Technology."

  OTHER FINANCING AND INVESTMENT ACTIVITIES. In January 1995, Continental sold its shares of QVC common stock in a tender offer for approximately $27.4 million and sold a portion of its investment in NCC for approximately $1.2 million. The proceeds from these sales were used to repay amounts outstanding under the 1994 Credit Facility.

  Intangible and other assets increased by a total of $1.5 billion during the year ended December 31, 1995 due primarily to assets recorded in connection with the Providence Journal Merger and the Recent Acquisitions and an increase of approximately $14.2 million in loans to certain employees to cover tax obligations in connection with Continental's Restricted Stock Purchase Program. See Note 11 to Continental's Consolidated Financial Statements.

  1998-1999 SHARE REPURCHASE PROGRAM. Continental is a party to a liquidity agreement (the "Stock Liquidation Agreement") with certain shareholders, including H. Irving Grousbeck (a co-founder of the Company), and the partners of certain general investment limited partnerships managed by Burr, Egan, Deleage & Co. (collectively, the "Subject Stockholders"), pursuant to which Continental has obligations to purchase, and the Subject Stockholders and other stockholders who have elected to have their shares of Common Stock covered thereby ("Redeemable Common Stock") have obligations to sell, such Redeemable Common Stock in 1998 or 1999, as described below (the "1998-1999 Share Repurchase Program").

  Continental's obligation under the Stock Liquidation Agreement is to repurchase approximately 16.7 million shares of Redeemable Common Stock (representing approximately 9.42% of its outstanding shares of Common Stock on a fully diluted basis, assuming conversion of the outstanding shares of Series A Preferred Stock) on December 15, 1998 (or January 15, 1999), at each such stockholder's election. The purchase price for such redemption is equal to the greater of (i) the dollar amount that a holder of Common Stock would receive per share of Common Stock upon a sale of the Company as a whole pursuant to a merger or a sale of stock or, if greater, the dollar amount a holder of Common Stock would then receive per share of Common Stock derived from the sale of the Company's assets and subsequent distribution of the proceeds therefrom (net of corporate taxes, including sales and capital gains taxes in connection with such sale of assets), in either case less a discount of 22.5%, or (ii) the dollar amount equal to the net proceeds which would be expected to be received by a stockholder of the Company from the sale of a share of Common Stock in an underwritten public offering at the time the shares are to be repurchased after, under certain circumstances, being reduced by pro forma expenses and underwriting discounts. In the event the Company is unable to perform its obligation to complete the 1998-1999 Share Repurchase Program within six months of the payment date therefor, the Company is obligated, at the request made within such six-month period of any one or more Subject Stockholders or transferees holding an aggregate of at least 2.5 million shares of such transferred shares of Redeemable Common Stock, to use its best efforts (subject to compliance with applicable laws and regulations) to cause the sale of all or substantially all of the assets of the Company and, following the consummation of such sale, to liquidate the Company.

  CAPITAL RESOURCES. Historically, cash generated from the Company's operating activities in conjunction with borrowings and, to a lesser extent, proceeds from private equity issuances have been sufficient to fund the Company's capital expenditures, investments and acquisitions, debt service requirements and stock repurchase obligations. Prior to the consummation of the Merger with U S WEST, Continental anticipates funding its capital expenditures, acquisitions, investments and debt service requirements with cash provided from operating activities and borrowings under existing and new credit facilities. If the Merger is not consummated, Continental anticipates funding its capital needs with cash provided from operating activities, borrowings under existing and new credit facilities and future equity issuances. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the terms available for any future debt or equity financing would be favorable to the Company.

  RECENT LEGISLATION. In October 1992, Congress passed the 1992 Cable Act, which, among other things, authorizes the FCC to set standards for governmental authorities to regulate the rates for certain cable television services and equipment and gives local broadcast stations the option to elect mandatory carriage or require retransmission consent. Pursuant to authority granted under the 1992 Cable Act, the FCC adopted a series of rate regulations.

  The FCC also publicly announced that it would consider "social contracts" as an alternative form of rate regulation for cable operators. Continental's Social Contract with the FCC was adopted by the FCC on August 3, 1995. In addition, the Social Contract Amendment was released for public comment on March 6, 1996 and incorporates into the Social Contract the systems acquired in the Providence Journal Merger and the Recent Acquisitions. The Social Contract and the Social Contract Amendment, if adopted by the FCC, will govern Continental's future rates. The Social Contract also provides for its termination in the future if the laws and regulations applicable to services offered in any Continental franchise change in a manner that would have a material favorable financial impact on Continental. In that instance, the Company may petition the FCC to terminate the Social Contract. For a description of the Social Contract and the Social Contract Amendment, see "Business--Description of Business--U.S. Operating Strategy--U.S. Regulatory Strategy; Social Contract."

  Furthermore, the 1996 Telecommunications Act has been enacted into law. The 1996 Telecommunications Act modifies various provisions of the Communications Act of 1934, the 1984 Cable Act and the 1992 Cable Act, with the intent of establishing a pro-competitive, deregulatory policy framework for the telecommunications industry. See "Business--Description of Business--U.S. Operating Strategy--Legislation and Regulation."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................   46
Consolidated Balance Sheets, December 31, 1994 and 1995..................   47
Statements of Consolidated Operations, Years Ended December 31, 1993,
 1994 and 1995...........................................................   48
Statements of Consolidated Stockholders' Equity (Deficiency), Years Ended
 December 31, 1993, 1994 and 1995........................................   49
Statements of Consolidated Cash Flows, Years Ended December 31, 1993,
 1994 and 1995...........................................................   50
Notes to Consolidated Financial Statements...............................   51

                         INDEPENDENT AUDITORS' REPORT

Continental Cablevision, Inc.:

  We have audited the accompanying consolidated balance sheets of Continental Cablevision, Inc. and its subsidiaries as of December 31, 1994 and 1995 and the related statements of consolidated operations, consolidated stockholders' equity (deficiency) and consolidated cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in the index as Item 14. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such consolidated financial statements of Continental Cablevision, Inc. and its subsidiaries present fairly, in all material respects, the financial position of the companies at December 31, 1994 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

  As discussed in Notes 12 and 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes and investments in 1993 and 1994, respectively.

Deloitte & Touche LLP

Boston, Massachusetts
February 14, 1996

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1994         1995
                                                      -----------  -----------
                                                          (IN THOUSANDS)
                       ASSETS
                       ------
Cash................................................. $    11,564  $    18,551
Accounts Receivable--net.............................      58,212      110,132
Prepaid Expenses and Other...........................      14,321        9,967
Supplies.............................................      62,517       88,687
Marketable Equity Securities.........................     122,510      151,378
Investments..........................................     335,479      538,352
Property, Plant and Equipment--net...................   1,353,789    2,107,473
Intangible Assets--net...............................     421,420    1,902,796
Other Assets--net....................................     103,827      153,257
                                                      -----------  -----------
      TOTAL.......................................... $ 2,483,639  $ 5,080,593
                                                      ===========  ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
  -------------------------------------------------
Accounts Payable..................................... $    82,083  $    96,833
Accrued Interest.....................................      82,040       86,977
Accrued and Other Liabilities........................     206,271      238,343
Debt.................................................   3,449,907    5,285,159
Deferred Income Taxes................................     116,482      307,041
Minority Interest in Subsidiaries....................       2,791       26,056
Commitments and Contingencies
Redeemable Common Stock, $.01 par value; 16,684,150
 shares outstanding..................................     232,399      256,135
Stockholders' Equity (Deficiency):
  Preferred Stock, $.01 par value; 198,857,142 shares
   authorized; none outstanding......................         --           --
  Series A Convertible Preferred Stock, $.01 par
   value; 1,142,858 shares authorized and
   outstanding; liquidation preference--$487,776,000
   and $527,578,000..................................          11           11
  Class A Common Stock, $.01 par value; 425,000,000
   shares authorized; 8,585,500 and 38,780,694 shares
   outstanding.......................................          86          388
  Class B Common Stock, $.01 par value; 200,000,000
   shares authorized; 90,291,375 and 92,572,000
   shares outstanding................................         903          926
  Additional Paid-In Capital.........................     583,181    1,181,193
  Unearned Compensation..............................     (12,097)     (45,851)
  Net Unrealized Holding Gain on Marketable Equity
   Securities........................................      47,996       67,823
  Deficit............................................  (2,308,414)  (2,420,441)
                                                      -----------  -----------
    Stockholders' Equity (Deficiency)................  (1,688,334)  (1,215,951)
                                                      -----------  -----------
      TOTAL.......................................... $ 2,483,639  $ 5,080,593
                                                      ===========  ===========

                See Notes to Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

                                             YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                        1993           1994           1995
                                    -------------  -------------  -------------
                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................  $   1,177,163     $1,197,977  $   1,442,392
Costs and Expenses:
  Operating.......................        382,195        405,535        498,239
  Selling, General and
   Administrative.................        267,376        267,349        339,002
  Depreciation and Amortization...        279,009        283,183        341,171
  Restricted Stock Purchase
   Program........................         11,004         11,316         12,005
                                    -------------  -------------  -------------
    Total.........................        939,584        967,383      1,190,417
                                    -------------  -------------  -------------
Operating Income..................        237,579        230,594        251,975
                                    -------------  -------------  -------------
Other (Income) Expense:
  Interest........................        282,252        315,541        363,826
  Equity in Net Loss of
   Affiliates.....................         12,827         25,002         70,364
  Gain on Sale of Marketable
   Equity Securities..............         (4,322)        (1,204)       (23,032)
  Gain on Sale of Investments.....        (17,067)           --          (1,035)
  Minority Interest in Net Income
   (Loss) of Subsidiaries.........            184           (205)           (39)
  Dividend Income.................           (650)          (824)          (715)
  Other...........................         (1,950)         1,279          2,542
                                    -------------  -------------  -------------
    Total.........................        271,274        339,589        411,911
                                    -------------  -------------  -------------
Loss From Operations Before Income
 Taxes, Extraordinary Item and
 Cumulative Effect of Change in
 Accounting for Income Taxes......        (33,695)      (108,995)      (159,936)
Income Tax Benefit................         (7,921)       (40,419)       (47,909)
                                    -------------  -------------  -------------
Loss Before Extraordinary Item and
 Cumulative Effect of Change in
 Accounting for Income Taxes......        (25,774)       (68,576)      (112,027)
Extraordinary Item, Net of Income
 Taxes............................            --         (18,265)           --
                                    -------------  -------------  -------------
Loss Before Cumulative Effect of
 Change in Accounting for Income
 Taxes............................        (25,774)       (86,841)      (112,027)
Cumulative Effect of Change in Ac-
 counting for Income Taxes........       (184,996)           --             --
                                    -------------  -------------  -------------
Net Loss..........................       (210,770)       (86,841)      (112,027)
Preferred Stock Preferences.......        (34,115)       (36,800)       (39,802)
                                    -------------  -------------  -------------
Loss Applicable to Common Stock-
 holders..........................  $    (244,885) $    (123,641) $    (151,829)
                                    =============  =============  =============
Loss Per Common Share:
  Loss Before Extraordinary Item
   and Cumulative Effect of Change
   in Accounting for Income
   Taxes..........................  $        (.53) $        (.92) $       (1.22)
  Extraordinary Item..............            --            (.16)           --
                                    -------------  -------------  -------------
  Loss Before Cumulative Effect of
   Change in Accounting for Income
   Taxes..........................           (.53)         (1.08)         (1.22)
  Cumulative Effect of Change in
   Accounting for Income Taxes....          (1.62)           --             --
                                    -------------  -------------  -------------
  Net Loss........................  $       (2.15) $       (1.08) $       (1.22)
                                    =============  =============  =============

                See Notes to Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                                        COMMON
                                         STOCK
                                      -----------
                           SERIES A                                          NET UNREALIZED
                          CONVERTIBLE              ADDITIONAL                HOLDING GAIN ON
                           PREFERRED  CLASS CLASS   PAID-IN      UNEARNED   MARKETABLE EQUITY
                             STOCK      A     B     CAPITAL    COMPENSATION    SECURITIES       DEFICIT
                          ----------- ----- -----  ----------  ------------ ----------------- ------------
                                                          (IN THOUSANDS)
Balance, January 1,
 1993...................     $ 11     $ 38  $913   $  558,529    $(34,919)      $    --       $ (2,010,803)
 Net Loss...............      --       --    --           --          --             --           (210,770)
 Accretion of Redeemable
  Common Stock..........      --       --    --       (14,766)        --             --                --
 Issuance of Class A
  Common Stock..........      --        24   --        46,476         --             --                --
 Reclassification of
  Redeemable Common
  Stock to Class A
  Common Stock..........      --       --    --         5,085         --             --                --
 Restricted Stock
  Purchase Program:
 Stock Issued (Class
  B)....................      --       --    --           544        (544)           --                --
 Stock Vested...........      --       --    --           --       11,004            --                --
 Stock Forfeited........      --       --    --          (882)        882            --                --
 Stock Exchanged for
  Loans.................      --       --    --        (6,526)        --             --                --
 Stock Repurchased......      --       --    --       (11,384)        --             --                --
                             ----     ----  ----   ----------    --------       --------      ------------
Balance, December 31,
 1993...................       11       62   913      577,076     (23,577)           --         (2,221,573)
 Adjustment due to
  change in accounting
  principle for
  marketable equity
  securities, net of
  income taxes of
  $56,434...............      --       --    --           --          --          84,650               --
 Net Loss...............      --       --    --           --          --             --            (86,841)
 Accretion of Redeemable
  Common Stock..........      --       --    --       (19,932)        --             --                --
 Restricted Stock
  Purchase Program:
 Stock Vested...........      --       --    --           --       11,316            --                --
 Stock Forfeited........      --       --    --          (164)        164            --                --
 Stock Exchanged for
  Loans.................      --       --    --          (611)        --             --                --
 Conversion of Class B
  to Class A Common
  Stock.................      --         8    (8)         --          --             --                --
 Stock Repurchased......      --       --     (2)      (3,672)        --             --                --
 Issuance of Class A
  Common Stock..........      --        16   --        30,484         --             --                --
 Change in Unrealized
  Gain, net of income
  taxes of $24,081......      --       --    --           --          --         (36,654)              --
                             ----     ----  ----   ----------    --------       --------      ------------
Balance, December 31,
 1994...................       11       86   903      583,181     (12,097)        47,996        (2,308,414)
 Net Loss...............      --       --    --           --          --             --           (112,027)
 Accretion of Redeemable
  Common Stock..........      --       --    --       (23,736)        --             --                --
 Restricted Stock
  Purchase Program:
 Stock Issued...........      --       --     23       46,205     (46,228)           --                --
 Stock Vested...........      --       --    --           --       12,005            --                --
 Stock Forfeited........      --       --    --          (469)        469            --                --
 Stock Exchanged for
  Loans.................      --       --    --          (337)        --             --                --
 Issuance of Class A
  Common Stock in
  connection with
  acquisition, net of
  issuance costs of
  $8,111................      --       302   --       576,349         --             --                --
 Change in Unrealized
  Gain, net of income
  taxes of $13,364......      --       --    --           --          --          19,827               --
                             ----     ----  ----   ----------    --------       --------      ------------
Balance, December 31,
 1995...................     $ 11     $388  $926   $1,181,193    $(45,851)      $ 67,823       $(2,420,441)
                             ====     ====  ====   ==========    ========       ========      ============

                See Notes to Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                YEAR ENDED DECEMBER 31,
                                          -------------------------------------
                                             1993         1994         1995
                                          -----------  -----------  -----------
                                                    (IN THOUSANDS)
OPERATING ACTIVITIES:
 Net Loss...............................  $  (210,770) $   (86,841) $  (112,027)
 Adjustments to Reconcile Net Loss to
  Net Cash Provided from Operating
  Activities, Net of Acquisitions:
  Extraordinary Item....................          --        18,265          --
  Cumulative Effect of Change in
   Accounting for Income Taxes..........      184,996          --           --
  Depreciation and Amortization.........      279,009      283,183      341,171
  Restricted Stock Purchase Program.....       11,004       11,316       12,005
  Amortization of Deferred Financing
   Costs................................        5,554        5,759        9,184
  Equity in Net Loss of Affiliates......       12,827       25,002       70,364
  Gain on Sale of Marketable Equity
   Securities...........................       (4,322)      (1,204)     (23,032)
  Gain on Sale of Investments...........      (17,067)         --        (1,035)
  Minority Interest in Net Income (Loss)
   of Subsidiaries......................          184         (205)         (39)
  Deferred Income Taxes.................       (9,788)     (42,272)     (48,783)
  Accrued Interest......................       15,787        9,632        4,937
  Accounts Payable, Accrued and Other
   Liabilities..........................       (3,633)      66,142        5,515
  Other Working Capital Changes.........      (13,277)     (52,473)     (36,996)
                                          -----------  -----------  -----------
NET CASH PROVIDED FROM OPERATING
 ACTIVITIES.............................      250,504      236,304      221,264
                                          -----------  -----------  -----------
FINANCING ACTIVITIES:
 Proceeds from Borrowings...............    1,502,304    1,709,980    2,635,240
 Repayment of Borrowings................   (1,369,341)  (1,456,061)    (806,261)
 Premium Paid on Extinguishment of
  Debt..................................          --       (20,924)         --
 Increase (Decrease) in Minority
  Interests.............................       (2,580)         779        3,666
 Issuance of Common Stock...............       46,500       30,500       (8,111)
 Repurchase of Common Stock and
  Redeemable Common Stock...............      (31,232)      (4,755)         --
                                          -----------  -----------  -----------
NET CASH PROVIDED FROM FINANCING
 ACTIVITIES.............................      145,651      259,519    1,824,534
                                          -----------  -----------  -----------
INVESTING ACTIVITIES:
 Acquisitions, Net of Liabilities
  Assumed and Cash Acquired.............          --      (114,990)  (1,243,879)
 Property, Plant and Equipment..........     (185,691)    (300,511)    (518,161)
 Investments............................     (106,819)    (192,119)    (280,142)
 Other Assets...........................       (7,182)     (16,832)     (25,167)
 Purchase of Marketable Equity
  Securities............................       (8,042)         --           --
 Proceeds from Sale of Marketable Equity
  Securities............................        5,719       17,553       27,357
 Proceeds from Sale of Investment--net..        1,148          --         1,181
                                          -----------  -----------  -----------
NET CASH USED FOR INVESTING ACTIVITIES..     (300,867)    (606,899)  (2,038,811)
                                          -----------  -----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS............................       95,288     (111,076)       6,987
BALANCE AT BEGINNING OF YEAR............       27,352      122,640       11,564
                                          -----------  -----------  -----------
BALANCE AT END OF YEAR..................  $   122,640  $    11,564  $    18,551
                                          ===========  ===========  ===========

                See Notes to Consolidated Financial Statements.

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization and Basis of Presentation

  The Company is a provider of broadband communications services with operations and investments encompassing cable television systems, international broadband communication ventures, telecommunications and technology ventures and programming services.

  The accompanying consolidated financial statements include the accounts of Continental Cablevision, Inc. (the Company) and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

  The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at each balance sheet date and during each reporting period. Significant estimates included in the consolidated financial statements include the assigned useful lives of property, plant and equipment and intangible assets, the carrying value of cost method investments, certain accruals, and valuation allowances for deferred tax assets. Actual results could differ from these estimates.

 Stock Dividend

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

 Supplies and Property, Plant and Equipment

  Supplies are stated at the lower of cost (first-in, first-out method) or market. Property, plant and equipment are stated at cost and include capitalized interest of $908,000, $2,377,000 and $7,233,000 in 1993, 1994 and
1995, respectively. Depreciation is provided using the straight-line group method over estimated useful lives as follows: buildings, 25 to 40 years; reception and distribution facilities, 3 to 15 years; and equipment and fixtures, 4 to 12 1/2 years. (See Note 6)

 Intangible and Other Assets

  Intangible assets consist primarily of franchise costs and goodwill recorded in various acquisitions. Such amounts are generally amortized over 10 to 40 years. Franchise costs, net of accumulated amortization, at December 31, 1994 and 1995 are $355,488,000 and $1,491,269,000, respectively. Other assets represent deferred financing costs and loans to employees (see Note 11). Accumulated amortization for intangible and other assets aggregated $714,492,000 and $807,644,000 at December 31, 1994 and 1995, respectively.

  On an ongoing basis management evaluates the amortization periods and the recoverability of the net carrying value of intangible assets by reviewing the performance of the underlying operations, in particular, of the future undiscounted operating cash flows of the acquired entities.

 Allowance for Doubtful Accounts

  The allowance for doubtful accounts at December 31, 1994 and 1995 is $9,771,000 and $12,476,000, respectively.

 Investments

  Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) requires that certain debt and equity securities be categorized as either securities available for sale, securities held to maturity or trading account securities. The Company has classified all investments subject to SFAS 115 as available for sale and as such reports these securities at fair value, with the unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity (deficiency). Realized gains and losses are included in results of operations. Prior to January 1, 1994, marketable equity securities were carried at either the lower of cost or market. In accordance with SFAS 115, prior period financial statements have not been restated to reflect the change in accounting principle. (See Note 4)

  Investments in 20-50% owned affiliates and other investments where the Company owns less than 20% but has the ability to exert significant influence are generally accounted for using the equity method. The excess of the cost of equity investments over the underlying value of the net assets is amortized over a period of approximately 10 years. Investments in less than 20% owned companies whose equity securities do not have a readily determinable market value are generally accounted for using the cost method. Investments in debt securities not subject to SFAS 115 are reported at amortized cost. (See Note
5)

 Derivative Financial Instruments

  The Company uses derivative financial instruments (primarily Interest Rate Exchange Agreements (Swaps) and Interest Rate Cap Agreements (Caps)) as a means of managing interest-rate risk associated with current debt or anticipated debt transactions that have a high probability of being executed. These instruments are matched with either fixed or variable rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Derivative financial instruments are not held for trading purposes. Any premiums associated with the instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the shorter of the remaining term of the instrument or the underlying debt. (See Note 7)

 Income Taxes

  The Company implemented Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) as of January 1, 1993. Deferred tax liabilities and assets are recognized for the future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. In addition, future tax benefits, such as net operating loss and investment tax credit carryforwards, are recognized to the extent realization of such benefits is more likely than not. (See Note 12)

 Fair Value of Financial Instruments

  The estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1994 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

  The following is a summary of the estimated fair value and carrying value of the Company's financial instruments:

                                                 DECEMBER 31,
                                  -------------------------------------------
                                          1994                  1995
                                  --------------------- ---------------------
                                   CARRYING  ESTIMATED   CARRYING  ESTIMATED
                                    VALUE    FAIR VALUE   VALUE    FAIR VALUE
                                  ---------- ---------- ---------- ----------
                                                (IN THOUSANDS)
               ASSETS
   Marketable Equity Securities
    (See Note 4)................. $  122,510 $  122,510 $  151,378 $  151,378
   Cost Method Investments (See
    Note 5)......................     33,175     47,322     35,663     54,221
            LIABILITIES
   Total Debt, Swaps and Caps
    (See Note 7).................  3,449,907  3,516,588  5,285,159  5,418,137
   Redeemable Common Stock (See
    Note 9)......................    232,399    329,011    256,135    353,704

  The Company believes carrying value approximates fair value for all other financial instruments.

 Loss per Common Share

  Loss per common share is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding of 114,055,000, 114,334,000 and 124,882,000 for the years ended December 31,
1993, 1994 and 1995, respectively. Shares of the Series A Convertible Preferred Stock were not assumed to be converted into shares of common stock since the result would be anti-dilutive.

 Reclassifications

  Certain amounts have been reclassified from previous presentation in the accompanying consolidated financial statements.

 Recent Accounting Standards and Pronouncements

  The Accounting Standards Executive Committee of the AICPA adopted Statement of Position 94-6 (SOP) on December 30, 1994. This SOP, Disclosure of Certain Significant Risks and Uncertainties, is effective for fiscal years ending after December 15, 1995. The disclosures required by the SOP focus primarily on the nature of an entity's operations, the use of estimates in preparation of financial statements and on risks and uncertainties that could significantly affect the amounts reported in the financial statements. The company's consolidated financial statements are in compliance with this statement.

  In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which is effective for fiscal years beginning after December 15, 1995. SFAS 121 addresses the accounting for potential impairment of long-lived assets. The effect of implementing SFAS 121 is expected to be immaterial to the Company's financial position and results of operations.

  In October 1995, the Financial Accounting Standards Board issued Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS
123). SFAS 123, which is effective for fiscal years beginning after December 15, 1995, establishes financial accounting and reporting requirements for stock-based employee compensation plans. The effect of implementing SFAS 123 is expected to be immaterial to the Company's financial position and results of operations.

2. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

  The following represents non-cash investing and financing activities and cash paid for interest and income taxes during the years ended December 31, 1993, 1994 and 1995.

                                                   YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                   1993      1994      1995
                                                 --------  -------- ----------
                                                        (IN THOUSANDS)
   Acquisitions:
     Fair Value of Assets Acquired.............  $    --   $114,990 $2,135,941
     Deferred Taxes and Minority Interest
      Assumed..................................       --        --    (257,946)
     Net Working Capital Liabilities Assumed...       --        --     (49,354)
     Fair Value of Class A Common Stock
      Issued...................................       --        --    (584,762)
                                                 --------  -------- ----------
       Cash Paid for Acquisitions..............  $    --   $114,990 $1,243,879
                                                 ========  ======== ==========
   Dispositions:
     Gain on Sale of Investment (See Note 5)...  $ 15,919  $    --  $      --
     Deferred Gain on Sale of Investment.......       165       --         --
     Bases of Assets Sold......................       429       --         --
     Gain on Sale of Marketable Equity
      Securities...............................     3,471       --         --
     Bases of Property Received................   (19,984)      --         --
                                                 --------  -------- ----------
       Proceeds Received from Disposition......  $    --   $    --  $      --
                                                 ========  ======== ==========
   Accretion of Redeemable Common Stock........  $ 14,766  $ 19,932 $   23,736
                                                 ========  ======== ==========
   Accretion of Series A Convertible Preferred
    Stock......................................  $ 34,115  $ 36,800 $   39,802
                                                 ========  ======== ==========
   Cash Paid During the Year for Interest......  $261,846  $299,115 $  369,436
                                                 ========  ======== ==========
   Cash Paid During the Year for Income Taxes..  $  2,370  $  2,411 $    1,070
                                                 ========  ======== ==========

3. ACQUISITIONS

  All acquisitions have been accounted for as purchases. Results of operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

  In June 1994, the Company purchased cable television systems in Manchester, New Hampshire for approximately $47,990,000, and in November 1994 purchased cable television systems in Florida for approximately $67,000,000.

  The Company purchased cable television systems in the Chicago, Illinois area for approximately $168,500,000 in August 1995 and cable television systems in California for approximately $17,000,000 in September 1995. In October 1995, the Company purchased cable television systems in Michigan for approximately $155,000,000. Also, in October 1995, the Company, Providence Journal, King Holding Corporation, King Broadcasting Company and The Providence Journal Company consummated a merger (the Merger) in which the Providence Journal (which at the time of the Merger included only the Providence Journal cable businesses and assets) was merged with and into the Company. In connection with the Merger, the Company purchased the cable television businesses and assets of King Broadcasting Company (the King Cable Assets, and collectively with Providence Journal, Providence Journal Cable). The total consideration involved in the Merger consisted of $405,000,000 in cash, the repayment of approximately $410,000,000 of existing indebtedness (see Note 7) and the issuance of 30,142,394 shares of the Company's Class A common stock at an ascribed value of $584,762,000. In December 1995, the Company purchased for $88,000,000 in cash the non-owned interests in and discharged certain liabilities of N-Com Limited Partnership II (N-Com), which owns and operates cable television systems in Michigan.

  The summarized unaudited pro forma results of operations for the years ended December 31, 1994 and 1995, assuming the acquisitions above occurred as of the beginning of each respective period, are as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                     --------------------------
                                                         1994          1995
                                                     ------------  ------------
                                                     (IN THOUSANDS, EXCEPT PER
                                                            SHARE DATA)
   Revenues......................................... $  1,586,829  $  1,732,311
   Depreciation and Amortization....................      388,940       440,109
   Operating Income.................................      275,652       263,768
   Net Loss.........................................     (124,592)     (184,671)
   Net Loss per Common Share........................        (0.86)        (1.27)

4. MARKETABLE EQUITY SECURITIES

  Effective January 1, 1994, the Company adopted SFAS 115 and classified marketable equity securities as available for sale. These investments had a fair value of $183,245,000 and a cost of $42,161,000 at the date of adoption. The unrealized gain of $141,084,000, less income taxes of $56,434,000 was reported as an adjustment to stockholders' equity (deficiency). These securities have an aggregate cost basis of $42,161,000 and $37,837,000 as of December 31, 1994 and 1995, respectively. During the year ended December 31, 1994, the Company recognized a gross unrealized holding loss of $60,735,000 and a gross realized gain of $1,204,000. During the year ended December 31, 1995, the Company recognized a gross unrealized holding gain of $33,191,000 and a gross realized gain of $23,032,000.

5. INVESTMENTS

  The Company's investments consist of the following:

                                                               DECEMBER 31,
                                                 APPROXIMATE -----------------
                                                  OWNERSHIP    1994     1995
                                                 ----------- -------- --------
                                                              (IN THOUSANDS)
   Equity Method Investments:
     Teleport Communications Group, Inc. (TCG)
      and TCG Partners..........................     20%     $ 93,954 $100,058
     Regional TCG Partnerships..................   10%-30%     34,609   45,603
     PrimeStar Partners L.P. (PrimeStar)........     10%       12,500   16,311
     Fintelco, S.A. ............................     50%      146,040  164,144
     Optus Vision Pty Ltd (Optus Vision)........     47%          --   150,232
     Singapore Cablevision Private Limited
      (SCV).....................................     25%        8,484   15,023
     Other......................................   20%-50%      6,717   11,318
                                                             -------- --------
                                                              302,304  502,689
   Cost Method Investments......................               33,175   35,663
                                                             -------- --------
       Total....................................             $335,479 $538,352
                                                             ======== ========

  Estimated fair value of cost method investments is $47,322,000 and $54,221,000 as of December 31, 1994 and 1995, respectively, based on various valuation methods.

  In October 1993, the Company exchanged its equity interest in Insight Communications Company U.K., L.P. for stock representing less than a 5% interest in International CableTel, Incorporated (CableTel), a telecommunications company operating in the United Kingdom. The Company accounted for the investment in CableTel as a marketable equity security and recorded a gain of $15,919,000. During the year ended December 31, 1994, the CableTel marketable equity securities were sold at an additional realized gain of $1,204,000.

  As of December 31, 1995, the Company had invested $66,000,000 in equity and had made commitments to TCG to loan up to $69,920,000 through 2003, of which $53,800,000 was outstanding as of December 31, 1995. These loans bear interest at approximately 7% and are due on the earlier of the seventh anniversary of the borrowing or May 2003. TCG and its affiliates are telecommunications companies which operate fiber-optic networks in the United States.

  As of December 31, 1995, a wholly owned subsidiary of the Company issued a standby letter of credit of $56,250,000 on behalf of PrimeStar, a limited partnership that provides direct broadcast satellite services. The standby letter of credit guarantees a portion of the financing PrimeStar incurred to construct a satellite system and is collateralized by certain marketable equity securities with a carrying value of $151,378,000 as of December 31, 1995. As a result of these commitments and other qualitative factors, the Company accounts for its investment in PrimeStar using the equity method.

  As of December 31, 1994 and 1995, the Company had advanced $114,000,000 and $150,500,000, respectively, in cash to Fintelco, S.A. which owns and operates cable television systems in Argentina. In addition, the Company has recorded commitments to contribute an additional $24,164,000 to Fintelco, S.A.

  As of December 31, 1995, the Company had invested approximately $169,087,000 in Optus Vision, a joint venture which is constructing a broadband communications network in Australia. The Company currently holds a 46.5% interest in Optus Vision.

  As of December 31, 1995, the Company had invested $17,614,000 in Singapore Cablevision Pte Ltd (SCV), which owns and operates a cable television system in Singapore. The Company is committed to make additional capital contributions to SCV of approximately $27,000,000 to be paid over time. In addition, the Company has made commitments to SCV to loan up to approximately $45,000,000 if third party debt financing cannot be obtained by SCV.

  The Company also has various investments in cable television companies which are not individually material to the Company. The Company has approximately a one-third ownership interest in these companies and therefore accounts for these investments using the equity method.

  The major components of all equity method investees' combined financial position and results of operations are as follows (reflects the Company's proportionate share for the period which the investments are owned):

                                                                DECEMBER 31,
                                                              -----------------
                                                                1994     1995
                                                              -------- --------
                                                               (IN THOUSANDS)
Property, Plant and Equipment................................ $226,000 $290,000
Total Assets.................................................  495,000  574,000
Total Liabilities............................................  387,000  420,000
Equity.......................................................  108,000  154,000

                                                    YEAR ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1993      1994      1995
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
Revenues.......................................... $ 63,000  $146,000  $244,000
Depreciation and Amortization.....................   22,000    27,000    41,000
Operating Loss....................................   (5,000)   (4,000)  (40,000)
Net Loss..........................................  (19,000)  (28,000)  (67,000)

6. PROPERTY, PLANT AND EQUIPMENT

  The components of property, plant and equipment are as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1994        1995
                                                        ----------- -----------
                                                            (IN THOUSANDS)
   Land and Buildings.................................. $    56,630 $    84,254
   Reception and Distribution Facilities...............   2,122,304   2,897,745
   Equipment and Fixtures..............................     288,950     377,657
                                                        ----------- -----------
     Total.............................................   2,467,884   3,359,656
   Less--Accumulated Depreciation......................   1,114,095   1,252,183
                                                        ----------- -----------
     Property, Plant and Equipment--net................ $ 1,353,789 $ 2,107,473
                                                        =========== ===========

7. DEBT

  Total debt outstanding is as follows:

                                                             DECEMBER 31,
                                                        -----------------------
                                                           1994        1995
                                                        ----------- -----------
                                                            (IN THOUSANDS)
   1994 Credit Facility................................ $ 1,373,790 $ 1,586,200
   1995 Credit Facility................................         --    1,039,000
   Insurance Company Notes.............................     150,000     125,750
   Senior Notes and Debentures.........................   1,400,000   2,000,000
   Subordinated Debt...................................     500,000     500,000
   Other...............................................      26,117      34,209
                                                        ----------- -----------
     Total............................................. $ 3,449,907 $ 5,285,159
                                                        =========== ===========

  In October 1994, the Company amended and restated its bank indebtedness by entering into a $2,200,000,000 unsecured reducing revolver credit agreement (the 1994 Credit Facility). Credit availability under the 1994 Credit Facility will decrease annually commencing in December, 1997 with a final maturity in October 2003. Borrowings under the 1994 Credit Facility bear interest at a rate between the agent bank's prime rate (8 1/2% as of December 31, 1994 and 1995) and prime plus 1/2%, depending on certain financial tests. At the Company's option, most borrowings bear interest at spreads over LIBOR. The Company's obligations under the 1994 Credit Facility are guaranteed by the Company's Restricted Subsidiaries, (collectively with the Company, the Restricted Group) which represent the majority of the Company's owned and operated cable systems, excluding those acquired in the Providence Journal Cable and Michigan acquisitions (collectively, the New Borrowing Group). Prepayments are required from the proceeds of certain sales of Restricted Subsidiaries' assets.

  During 1995, certain of the Company's subsidiaries entered into a $1,200,000,000 unsecured reducing revolver credit facility (the 1995 Credit Facility). Initial borrowings under the 1995 Credit Facility were utilized to finance the acquisitions of Providence Journal Cable and the Michigan cable systems. Credit availability under the 1995 Credit Facility will decrease annually commencing in December 1998 with a final maturity in September 2004. Borrowings under the 1995 Credit Facility bear interest at the agent bank's prime rate (8 1/2% at December 31, 1995) plus 1/2% or spreads over LIBOR. The New Borrowing Group's obligations under the 1995 Credit Facility are guaranteed by substantially all of the New Borrowing Group subsidiaries. Prepayments are required from the proceeds of certain sales of New Borrowing Group assets.

  The Insurance Company Notes are unsecured, bear interest at 10.12%, require increasing semi-annual repayments through July 1, 1999 and rank pari passu in right of payment with the 1994 Credit Facility.

  The Company's unsecured Senior Notes and Debentures rank pari passu in right of payment with the Insurance Company Notes and 1994 Credit Facility (collectively, Senior Debt) and are non-redeemable prior to maturity, except for the 9 1/2% Senior Debentures. The 9 1/2% Senior Debentures are redeemable at the Company's option at par plus declining premiums beginning in 2005. In addition, at any time prior to August 1996, the Company may redeem a portion of the 9 1/2% Senior Debentures at a premium with the proceeds from any offering by the Company of its capital stock. In December 1995, the Company issued $600,000,000 of 8.30% Senior Notes. No sinking fund is required for any of the Senior Notes and Debentures.

  The Senior Notes and Debentures consist of the following:

                                                              DECEMBER 31,
                                                          ---------------------
                                                             1994       1995
                                                          ---------- ----------
                                                             (IN THOUSANDS)
   8 1/2% Senior Notes, Due September 15, 2001........... $  200,000 $  200,000
   8 5/8% Senior Notes, Due August 15, 2003..............    100,000    100,000
   8 7/8% Senior Debentures, Due September 15, 2005......    275,000    275,000
   8.30% Senior Notes, Due May 15, 2006..................        --     600,000
   9% Senior Debentures, Due September 1, 2008...........    300,000    300,000
   9 1/2% Senior Debentures, Due August 1, 2013..........    525,000    525,000
                                                          ---------- ----------
     Total............................................... $1,400,000 $2,000,000
                                                          ========== ==========

  The Company's Senior Debt limits the Restricted Group with respect to, among other things, payment of dividends, the repurchase of capital stock in excess of $724,000,000, the creation of liens and additional indebtedness, property dispositions, investments and leases, and requires certain minimum ratios of cash flow to debt and cash flow to related fixed charges. In addition, the 1995 Credit Facility has similar limitations with respect to the New Borrowing Group.

  The Company's Subordinated Debt is redeemable at the Company's option at par plus declining premiums at various dates, and is subordinated to the Company's Senior Debt. Subordinated Debt consists of the following:

                                                               DECEMBER 31,
                                                             -----------------
                                                               1994     1995
                                                             -------- --------
                                                              (IN THOUSANDS)
   10 5/8% Senior Subordinated Notes, Due June 15, 2002..... $100,000 $100,000
   Senior Subordinated Floating Rate Debentures,
    Due November 1, 2004....................................  100,000  100,000
   11% Senior Subordinated Debentures, Due June 1, 2007.....  300,000  300,000
                                                             -------- --------
     Total.................................................. $500,000 $500,000
                                                             ======== ========

  In November 1994, the Company redeemed $325,000,000 of 12 7/8% Senior Subordinated Debentures for a price equal to 106.438% of their principal amounts plus accrued interest thereon. As a result of the redemption and the write-off of $7,176,000 of unamortized deferred financing costs, the Company recorded an extraordinary loss of $28,100,000, less an income tax benefit of $9,835,000.

  The Senior Subordinated Floating Rate Debentures bear interest at LIBOR plus 3%. In February 1996, the Company redeemed the Senior Floating Rate Debentures for a price equal to the principal amount plus accrued interest thereon.

  Derivative financial instruments used to manage interest rate risk include Swaps and Caps. The following table summarizes the terms of the Company's existing Swaps and Caps as of December 31, 1995:

                                                                     AVERAGE
                                       NOTIONAL AMOUNT MATURITIES INTEREST RATE
                                       --------------- ---------- -------------
                                       (IN THOUSANDS)
   Fixed to Variable Swaps...........    $1,425,000    1998-2003       5.9%
   Variable to Fixed Swaps...........       900,000    1996-2000       8.9%
   Caps (carrying value $1,380,000 in
    Other Assets)....................       800,000    1996-1997       8.0%

  The Company's credit risk if the counterparties failed to perform under these agreements, would be limited to the periodic settlement of amounts receivable under these agreements. As of December 31, 1994 and 1995, the net amounts payable by the Company in connection with the Swaps were $5,000,000 and $6,460,000, respectively.

  The Company's variable-rate Swaps, which are indexed to six month LIBOR, include a $75,000,000 Swap that may be extended by the counterparty at a certain time in the future under the same terms and conditions at the existing contracted rate. The Company entered into this Swap to further manage its interest rate risk. The Swap is related to specific portions of the Company's fixed-rate debt and is with a counterparty that is a lender in both the 1994 Credit Facility and 1995 Credit Facility.

  The fair value of total debt, Swaps and Caps is estimated to be $3,516,588,000 and $5,418,137,000 as of December 31, 1994 and 1995,
respectively, and is based on recent trades and dealer quotes. The components of the fair value are as follows:

                                                           DECEMBER 31,
                                                      ------------------------
                                                         1994         1995
                                                      -----------  -----------
                                                          (IN THOUSANDS)
   Carrying Value of Debt............................ $ 3,449,907  $ 5,285,159
   Unrealized (Gain) Loss on Debt....................    (130,442)      85,195
   Unrealized Loss on Floating to Fixed Rate Swaps...      14,247       41,495
   Unrealized Loss on Fixed to Floating Rate Swaps...     184,903        6,177
   Unrealized (Gain) Loss on Interest Rate Cap
    Agreements.......................................      (2,027)         111
                                                      -----------  -----------
     Total........................................... $ 3,516,588  $ 5,418,137
                                                      ===========  ===========

  Annual maturities of debt for the five years subsequent to December 31, 1995, are as follows:

                                                                  (IN THOUSANDS)
   1996..........................................................  $    29,641
   1997..........................................................       32,108
   1998..........................................................       33,551
   1999..........................................................      112,267
   2000..........................................................      558,903
   Thereafter....................................................    4,518,689
                                                                   -----------
     Total.......................................................  $ 5,285,159
                                                                   ===========

8. COMMITMENTS

  The Company and its subsidiaries have entered into various operating lease agreements, with total commitments of $48,685,000 as of December 31, 1995. Commitments under such agreements for the years 1996-2000 approximate $11,374,000, $8,629,000, $7,024,000, $5,832,000 and $3,895,000, respectively.
The Company and its subsidiaries also rent pole space from various companies under agreements which are generally terminable on short notice. Lease and rental costs charged to operations for the years ended December 31, 1993, 1994, and 1995 were $18,378,000, $20,113,000 and $21,696,000, respectively.

9. REDEEMABLE COMMON STOCK

  Pursuant to a Stock Liquidation Agreement with certain stockholders (the Selling Stockholders), the Company committed to repurchase certain shares of its common stock (Redeemable Common Stock) in December 1998 or January 1999 at a defined purchase price (Purchase Price). The Purchase Price is the greater of the net proceeds per share from the liquidation of the Company less a 22.5% discount or the estimated amount of net proceeds per share from an underwritten public offering of the Company's common stock.

  The fair value of the Redeemable Common Stock is estimated at $329,011,000 and $353,704,000 as of December 31, 1994 and 1995, respectively, based on the estimate of the Purchase Price at these dates of $19.72 and $21.20 per share, respectively, as determined by an investment banker for the Company.

  In the event the Company is unable to meet its commitments under the Stock Liquidation Agreement, the Selling Stockholders may cause the sale of all or substantially all of the assets of the Company.

  During 1993, the Company repurchased 1,604,400 shares of Redeemable Common Stock for approximately $31,125,000 and reclassified 411,175 shares of Redeemable Common Stock as Class A Common Stock based on an agreement with a certain stockholder to remove such shares from the 1998-1999 Share Repurchase Program. During 1994, the Company repurchased 27,475 shares of Class A Common Stock and 217,625 shares of Class B Common Stock, of which 82,900 were shares of Redeemable Common Stock.

  The initial estimated repurchase cost for the Redeemable Common Stock has been adjusted by periodic accretions through the repurchase dates based on the interest method of the difference between the initial estimate and the subsequent estimates of the Purchase Price.

10. STOCKHOLDERS' EQUITY (DEFICIENCY)

  The Company has two classes of stock: Class A Common Stock, which has one vote per share, and Class B Common Stock, which has ten votes per share. At December 31, 1995, there were 38,885,294 and 109,151,550 Class A and Class B shares of common stock outstanding, respectively. Stockholders' Equity (Deficiency) reflects only 38,780,694 and 92,572,000 Class A and Class B shares of common stock outstanding, respectively, due to the classification of 16,684,150 shares as Redeemable Common Stock.

  In 1993 and 1994, the Company sold 2,396,900 shares of Class A Common Stock for approximately $46,500,000 and 1,572,150 shares of Class A Common Stock for approximately $30,500,000, respectively.

  Each share of Series A Convertible Preferred Stock (Convertible Preferred) is entitled to 250 votes per share, shares equally with each common share in all dividends and distributions, and is convertible into 25 shares of common stock, at any time, at the option of the holder. The Convertible Preferred stockholders have the right to sell their shares in a public offering by causing the Company to register such shares under the Securities Act of 1933. Certain other stockholders of the Company have similar registration rights.

  The Convertible Preferred has a liquidation preference equal to the greater of its Accreted Value or the amount which would be distributed to common stockholders, assuming conversion of the Convertible Preferred. The Accreted Value assumes a yield of 8% per annum, compounded semi-annually in arrears on the $350 purchase price per share. During the year, the carrying value of the Convertible Preferred has been increased by $39,802,000 to reflect the Accreted Value of $527,578,000 as of December 31, 1995.

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

  The Company paid aggregate fees and underwriting discounts to Lazard Freres & Company (Lazard) of approximately $7,700,000 during 1993 and $9,000,000 during 1995 in connection with certain investment banking services. Two directors of the Company are general partners of Lazard and managing directors of Corporate Partners, L.P., which purchased 728,953 shares of Convertible Preferred on the same terms as all other purchasers of Convertible Preferred.

11. RESTRICTED STOCK PURCHASE PROGRAM

  The Company maintains a Restricted Stock Purchase Program under which certain employees of the Company, selected by the Board of Directors, are permitted to buy shares of the Company's common stock at the par value of one cent per share. The shares remain wholly or partly subject to forfeiture for seven years, during which time a pro rata portion of the shares becomes "vested" at six-month intervals. Upon termination of employment with the Company, an employee must resell to the Company, for the price paid by the employee, the employee's shares which are not then vested. For financial statement presentation, the difference between the purchase price and the fair market value at the date of issuance (as determined by the Board of Directors) is recorded as additional paid-in capital and unearned compensation, and charged to operations through 2001 as the shares vest. Shares of common stock issued under the program for the years ended December 31, 1993, 1994 and 1995 were 40,000, none and 2,382,925, respectively. At December 31, 1994 and 1995, 1,003,925 and 2,496,025 shares, respectively, were not yet vested. In connection with the Restricted Stock Purchase Program, a wholly-owned subsidiary of the Company has loaned approximately $13,541,000 and $27,746,000 at December 31, 1994 and 1995, respectively, to the participating employees to fund their individual tax liabilities. These loans are due through 2001, bear interest at a range from 5% to 8% and are included in Other Assets in the accompanying financial statements.

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

  The provision (benefit) for income taxes is comprised of:

                                                    YEAR ENDED DECEMBER 31,
                                                   ---------------------------
                                                    1993      1994      1995
                                                   -------  --------  --------
                                                        (IN THOUSANDS)
   Current:
     Federal...................................... $   647  $   (196) $   (238)
     State........................................   1,220     2,049     1,112
   Deferred:
     Federal......................................  (7,968)  (35,549)  (42,416)
     State........................................  (1,820)   (6,723)   (6,367)
                                                   -------  --------  --------
       Total...................................... $(7,921) $(40,419) $(47,909)
                                                   =======  ========  ========
   Extraordinary Item--Deferred................... $   --   $ (9,835) $    --
                                                   =======  ========  ========

  Differences between the effective income tax rate and the federal statutory rate are summarized as follows:

                                                 YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                  1993      1994      1995
                                                 -------   -------   -------
   Federal Statutory Rate.......................   (35.0)%   (35.0)%   (35.0)%
   Enacted Tax Rate Change......................    12.4%      --        --
   Non-Deductible Equity in Net Losses of For-
    eign Affiliates.............................     --        --        6.5%
   State Income Tax, Net of Federal Income Tax
    Benefit.....................................    (1.2)%    (2.2)%    (2.4)%
   Other........................................      .3%       .5%       .9%
                                                 -------   -------   -------
     Total......................................   (23.5)%   (36.7)%   (30.0)%
                                                 =======   =======   =======

  The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                            DECEMBER 31,
                                                         --------------------
                                                           1994       1995
                                                         ---------  ---------
                                                           (IN THOUSANDS)
   Deferred Tax Liabilities:
     Depreciation and Amortization...................... $(506,560) $(801,068)
     Unrealized Holding Gain on Marketable Equity
      Securities........................................   (32,353)   (45,717)
     Other..............................................    (5,245)   (15,790)
   Deferred Tax Assets:
     Net Operating Loss Carryforwards...................   460,469    570,739
     Tax Credit Carryforwards...........................    59,397     57,492
     Other..............................................    60,836     68,729
     Valuation Allowance................................  (153,026)  (141,426)
                                                         ---------  ---------
   Net Deferred Tax Liability........................... $(116,482) $(307,041)
                                                         =========  =========

  The Company and its subsidiaries have net operating loss carryforwards of approximately $1,131,000,000 for federal income tax purposes, expiring through 2010, and investment tax credit carryforwards of approximately $57,500,000 expiring through 2005.

  Valuation allowances have been established for uncertainties in realizing transitional investment tax credit carryforwards, the tax benefit of certain limited use federal net operating losses and certain state net operating losses. If in future periods the realization of tax credit and net operating loss carryforwards acquired as a result of business combinations becomes more likely than not, $36,000,000 of the valuation allowance will be allocated to reduce goodwill and other intangible assets. The net change of the valuation allowance during 1994 and 1995 was a decrease of $4,445,000 and $11,600,000, respectively. The decreases were due primarily to the expiration of state net operating loss carryforwards and investment tax credit carryforwards.

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

  The components of net periodic pension expense are as follows:

                                YEAR ENDED DECEMBER 31,
                               ---------------------------
                                1993      1994      1995
                               -------  --------  --------
                                    (IN THOUSANDS)
   Service Cost-Benefits
    Earned During the Year...  $ 2,584  $  2,934  $  2,919
   Interest Cost on Projected
    Benefit Obligation.......    1,336     1,576     1,896
   Actual Loss (Return) on
    Plan Assets..............     (136)      417    (3,039)
   Other Items...............     (615)   (1,514)    1,672
                               -------  --------  --------
     Total...................  $ 3,169  $  3,413  $  3,448
                               =======  ========  ========

  The following table sets forth the funded status and amounts recognized in the Company's balance sheet:

                                                              DECEMBER 31,
                                                            ------------------
                                                              1994      1995
                                                            --------  --------
                                                             (IN THOUSANDS)
   Actuarial Present Value of:
     Vested Benefit Obligation............................. $ (9,159) $(15,341)
     Non-Vested Benefit Obligation.........................   (1,201)   (1,465)
                                                            --------  --------
   Accumulated Benefit Obligation..........................  (10,360)  (16,806)
   Effect of Projected Salary Increases....................  (12,691)  (12,041)
                                                            --------  --------
   Projected Benefit Obligation............................  (23,051)  (28,847)
   Plan Assets at Market Value.............................   12,397    18,498
                                                            --------  --------
   Funded Status...........................................  (10,654)  (10,349)
   Deferred Transition Loss................................    1,194     1,124
   Unrecognized Prior Service Cost.........................     (511)     (483)
   Unrecognized Net Loss...................................    2,233     1,963
                                                            --------  --------
       Accrued Pension Cost................................ $ (7,738) $ (7,745)
                                                            ========  ========

  The actuarial assumptions as of the year-end measurement date are as follows:

                                                                 DECEMBER 31,
                                                                 --------------
                                                                  1994    1995
                                                                 ------  ------
   Discount Rate................................................   8.75%   7.25%
   Expected Long-Term Rate of Return............................   9.00%   9.00%
   Rate of Increase in Future Salary Levels.....................   5.75%   4.25%

  At December 31, 1995, plan assets consist of equity and debt securities, U.S. Government obligations and cash equivalents.

  The Company sponsors a defined contribution Matched Savings Plan covering substantially all of its employees. The Company's contribution for this plan is based on a percentage of each participant's salary. Total costs for the years ended December 31, 1993, 1994 and 1995 were approximately $2,550,000, $2,652,000 and $2,907,000, respectively.

  Effective in 1995, the Company approved a Supplemental Executive Retirement Plan ("SERP"). The SERP provides additional retirement benefits for any employee of Continental whose accrued benefits under the Continental Retirement Plan are limited by the Internal Revenue Code's (the "Code") limit on compensation which may be taken into account under that plan or by the Code's Section 415 limit on the size of retirement benefits which may be funded under that plan. The SERP is an unfunded, non tax-qualified plan.

  The components of net periodic pension cost for the supplemental retirement plan for 1995 are as follows:

                                                                  YEAR ENDED
                                                               DECEMBER 31, 1995
                                                               -----------------
                                                                (IN THOUSANDS)
   Service Cost--Benefits Earned During the Year..............       $ 77
   Interest Cost on Projected Benefit Obligation..............        124
   Other Items................................................         79
                                                                     ----
     Total....................................................       $280
                                                                     ====

  The actuarial assumptions as of the year-end measurement date are as follows:

                                                               DECEMBER 31, 1995
                                                               -----------------
   Discount Rate..............................................       7.25%
   Rate of Increase in Future Salary Levels...................       4.25%

  The funded status of the supplemental retirement plan as of December 31, 1995 is as follows:

                                                               DECEMBER 31, 1995
                                                               -----------------
                                                                (IN THOUSANDS)
   Actuarial Present Value:
     Vested Benefit Obligation................................      $  (651)
     Non-Vested Benefit Obligation............................           (2)
                                                                    -------
   Accumulated Benefit Obligation.............................         (653)
   Effect of Projected Salary Increases.......................       (1,146)
                                                                    -------
   Projected Benefit Obligation...............................       (1,799)
   Plan Assets at Market......................................          --
                                                                    -------
   Funded Status..............................................       (1,799)
   Unrecognized Prior Service.................................        1,341
   Unrecognized Net Loss......................................          178
                                                                    -------
     Accrued Pension Cost.....................................      $  (280)
                                                                    =======

14. CONTINGENCIES

  The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such legal proceedings and claims will not have a material effect on the consolidated financial position and results of operations of the Company.

15. LEGISLATION AND REGULATION

  Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, the FCC in April 1993 promulgated rate regulations that establish maximum allowable rates for cable television services, except for services offered on a per-channel or per-program basis. The FCC's regulations require rates for equipment and installations to be cost-based, and require reasonable rates for regulated cable television services to be established based on, at the election of the cable television operator, either application of the FCC's benchmark formula or a cost-of-service showing pursuant to standards adopted by the FCC. In addition, the FCC regulations limit future rate increases for regulated services.

  Under current FCC regulations, a rate complaint or certification of a local franchising authority is required to regulate a system. In accordance with the regulations, the Company either reduced rates under the FCC's benchmark methodology or supported current rates by cost-of-service showings for regulated franchises. Certain positions taken by the Company in its cost-of-service filings were based on provisions of the FCC's interim cost-of-service rules that allowed certain "presumptions" in the rules to be overcome on a case-by-case basis. While the Company believes that its showings in this regard were sufficient, the results of these cases were unknown. As a result, the Company recorded a revenue reserve during 1994.

  On August 3, 1995, a social contract between the Company and the FCC (the Social Contract) was adopted. The Social Contract is a six-year agreement covering all of the Company's existing franchises, including those that are currently unregulated, and settles the Company's pending cost-of-service rate cases and benchmark cable programming service tier (CPS) rate cases. Benchmark broadcast service tier (BBT) cases will be resolved by the Company and local franchising authorities. As part of the resolution of these cases, the Company agrees to, among other things, (i) invest at least $1.35 billion in domestic system rebuilds and upgrades in the next six years to expand channel capacity and improve system reliability and picture quality, (ii) reduce its BBT service rates and (iii) make in-kind refunds to affected subscribers totaling a retail value of approximately $9.5 million. In 1995, the Company adjusted the revenue reserve recorded in 1994 to reflect the impact of the Social Contract. The resolution of pending rate cases was without any finding by the FCC of any wrongdoing by the Company.

  The Social Contract also provides for its termination in the future if the laws and regulations applicable to services offered in any Continental franchise change in a manner that would have a material favorable financial impact on Continental. In that instance, the Company may petition the FCC to terminate the Social Contract.

  In February 1996, the Telecommunications Act of 1996 was enacted, which deregulates CPS rates after March 31, 1999.

16. EVENTS SUBSEQUENT TO INDEPENDENT AUDITORS' REPORT (UNAUDITED)

  In February 1996, the Company signed a definitive Agreement and Plan of Merger (the Merger Agreement) providing for the merger of the Company with and into U S WEST, Inc., with U S WEST, Inc. being the surviving corporation. The Merger Agreement provides for the stockholders of the Company to receive a combination of cash and securities of U S WEST, Inc. valued at approximately $5.3 billion in exchange for all of the outstanding stock of the Company. Additionally, U S WEST, Inc. will assume the Company's outstanding indebtedness and other liabilities. The merger is contingent, among other things, upon receiving approval from the Company's stockholders and necessary regulatory approvals.

  On March 6, 1996, a proposed amendment (the Social Contract Amendment) to the Social Contract was released by the FCC for public comment. If adopted, the Social Contract Amendment would incorporate all franchises acquired during 1995 into the Social Contract, and settle most CPS-rate cases of the acquired franchises. The Social Contract Amendment provides for cash refunds of $1.6 million (for which reserves were recorded as of December 31, 1995) and increases the Company's investment commitment in domestic system rebuilds and upgrades from $1.35 billion to $1.7 billion.

  In March 1996, the Company entered into a purchase agreement to acquire the non-owned interests in and discharge or assume certain liabilities of Meredith/New Heritage Strategic Partners, L.P. for approximately $219,200,000.

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

  Quarterly results of operations for 1994 and 1995 are summarized below:

                                  FIRST       SECOND      THIRD       FOURTH
                                 QUARTER     QUARTER     QUARTER     QUARTER
                                ----------  ----------  ----------  ----------
                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
   1994
   Revenues...................  $  290,764  $  298,626  $  296,246  $  312,341
   Depreciation and
    Amortization..............      67,458      68,065      71,277      76,383
   Restricted Stock Purchase
    Program...................       2,838       2,837       2,827       2,814
   Operating Income...........      59,284      61,507      53,565      56,238
   Loss Before Extraordinary
    Item......................     (13,640)     (9,981)    (21,871)    (23,084)
   Extraordinary Item.........         --          --          --      (18,265)
   Net Loss...................     (13,640)     (9,981)    (21,871)    (41,349)
   Loss Applicable to Common
    Stockholders..............     (22,518)    (18,990)    (31,309)    (50,824)
   Loss Per Common Share:
     Loss Before Extraordinary
      Item....................       (0.19)      (0.16)      (0.27)      (0.28)
     Extraordinary Item.......         --          --          --        (0.16)
     Net Loss.................       (0.19)      (0.16)      (0.27)      (0.44)
   1995
   Revenues...................  $  318,576  $  331,472  $  342,445  $  449,899
   Depreciation and
    Amortization..............      74,422      73,990      82,156     110,603
   Restricted Stock Purchase
    Program...................       2,850       3,055       3,042       3,058
   Operating Income...........      59,192      61,361      61,400      70,022
   Net Loss...................      (6,902)    (26,165)    (25,065)    (53,895)
   Loss Applicable to Common
    Stockholders..............     (16,505)    (35,909)    (35,273)    (64,142)
   Loss Per Common Share:
     Net Loss.................       (0.14)      (0.30)      (0.30)      (0.44)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The positions held by each Director and Executive Officer of Continental are shown below. There are no family relationships among the following persons.

     NAME OF DIRECTOR OR EXECUTIVE OFFICER            POSITION WITH CONTINENTAL
     -------------------------------------            -------------------------
Amos B. Hostetter, Jr.(1)....................... Chairman of the Board, Chief
                                                  Executive Officer and Director
Timothy P. Neher................................ Vice Chairman of the Board and
                                                  Director
William T. Schleyer............................. President and Chief Operating
                                                  Officer
Roy F. Coppedge III(2).......................... Director
Stephen Hamblett................................ Director
Jonathan H. Kagan(1), (2)....................... Director
Robert B. Luick................................. Director and Secretary
Henry F. McCance................................ Director
Trygve E. Myhren(2)............................. Director
Lester Pollack.................................. Director
Michael J. Ritter............................... Director
Vincent J. Ryan(1).............................. Director
Ronald H. Cooper................................ Executive Vice President
Jeffrey T. DeLorme.............................. Executive Vice President
Nancy Hawthorne................................. Senior Vice President and Chief
                                                  Financial Officer

--------
(1) Members of the Executive Committee
(2) Members of the Audit Committee

  Continental has a classified Board composed of three classes. Each class serves for three years, with one class being elected each year. The term of the Class A Directors, Messrs. McCance, Coppedge, Ritter and Luick, will expire at the 1996 Annual Meeting of Continental. The term of the Class B Directors, Messrs. Neher, Ryan and Kagan, will expire at the 1997 Annual Meeting of Continental. The term of the Class C Directors, Messrs. Hostetter, Pollack, Hamblett and Myhren, will expire at the 1998 Annual Meeting of Continental. Under the terms of certain stock purchase agreements with Continental, Corporate Advisors, L.P. ("Corporate Advisors"), on behalf of the investors (the "Continental Preferred Stock Investors") who purchased Series A Preferred Stock, currently has the right to designate two persons, and Boston Ventures Limited Partnership III, on behalf of itself and Boston Ventures Limited Partnership IIIA, Boston Ventures Limited Partnership IV and Boston Ventures Limited Partnership IVA (collectively, the "Boston Ventures Investors"), currently has the right to designate one person, to be nominated as members of the Board of Directors. Lester Pollack and Jonathan H. Kagan are the designees of the Continental Preferred Stock Investors, and Roy F. Coppedge III is the designee of the Boston Ventures Investors. The Providence Journal Company has the right to designate two individuals to be nominated as members of Continental's Board for a three-year term after the term of its two designees, Stephen Hamblett and Trygve E. Myhren, expires.

  The Executive Officers were elected by the Continental Board of Directors on May 18, 1995. All Executive Officers hold office until the first meeting of the Continental Board following the next annual meeting of stockholders and until their successors are chosen and qualified.

  The following is a description of the business experience during the past five years of each Director and Executive Officer and includes, as to Directors, other directorships held in companies required to file periodic reports with the Securities and Exchange Commission (the "Commission") and registered investment companies.

DIRECTORS AND EXECUTIVE OFFICERS

  Amos B. Hostetter, Jr. (59), a cofounder of Continental, is the Chairman of the Board and Chief Executive Officer of Continental. He has been a Director since 1963. Mr. Hostetter is a past Chairman of the National Cable Television Association ("NCTA") and currently serves on NCTA's Board and Executive Committee. He is past Chairman and serves on the Executive Committee of the Board of Directors of both Cable in the Classroom and C-SPAN and serves as a Director and Chairman of the Audit Committee of Commodities Corporation (USA).

  Timothy B. Neher (48) is the Vice Chairman of the Board of Continental. He has been a Director since 1982 and has been employed by Continental since 1974. Prior to 1991 he was President and Chief Operating Officer of Continental, prior to 1986 he was an Executive Vice President of Continental, and prior to 1982 he was Vice President and Treasurer of Continental. He currently is on the Board of Directors of Turner and The Golf Channel, Inc.

  William T. Schleyer (44) is the President and Chief Operating Officer of Continental. Prior to March 15, 1995 he was an Executive Vice President and prior to 1989 he was the Senior Vice President and General Manager of Continental's Northeast region. He is a member of the Boards of Directors of CableLabs, the research and development arm of the cable industry, PPVN and Optus Vision. He has been employed by Continental since 1978.

  Roy F. Coppedge III (47) has been a Director of Boston Ventures Management, Inc. since 1983. He currently is on the Board of Directors of American Media, Inc. He was elected to serve as a Director of Continental in 1992.

  Stephen Hamblett (61) has been the Chairman of the Board and Chief Executive Officer and a Director of The Providence Journal Company (as successor to Providence Journal) and Publisher of the Journal-Bulletin newspapers since 1987. He has been a Director of Continental since October 1995. Mr. Hamblett also serves on the Boards of Directors of the Associated Press and the Inter-American Press Association.

  Jonathan H. Kagan (39) is Managing Director of Corporate Advisors and of Centre Partners, L.P., investment partnerships affiliated with Lazard Freres & Co. LLC ("Lazard") and a Managing Director of Lazard. He has been associated with Lazard since 1980. He was elected to serve as a Director of Continental in 1992. Mr. Kagan currently is on the Board of Directors of Tyco Toys, Inc.

  Robert B. Luick (84) is of counsel to the law firm of Sullivan & Worcester LLP ("Sullivan & Worcester"), which firm has acted as counsel to Continental since its inception. Prior to 1992, Mr. Luick was a partner at Sullivan & Worcester. Mr. Luick has been with Sullivan & Worcester since 1943. He is a member of the Board of Directors of Ionics, Incorporated, a diversified water treatment company. He has been Secretary and a Director of Continental since 1963.

  Henry F. McCance (53) has been general partner of the following venture capital partnerships (either directly or indirectly as the general partner of such partnerships) since their formation: Greylock Ventures Limited Partnership (1983), Greylock Investments Limited Partnership (1985), Greylock Capital Limited Partnership (1987), Greylock Limited Partnership (1990) and Greylock Equity Limited Partnership (1994). He is also President and Treasurer of Greylock Management Corporation, an investment services organization, and a Director of Brookstone, Inc., Manugistics, Inc., Shiva Corporation and CATS Software. Prior to 1990, Mr. McCance was a Vice President and Treasurer of Greylock Management Corporation. Mr. McCance has been a Director of Continental since 1972.

  Trygve E. Myhren (59) has been President and Chief Operating Officer and a Director of The Providence Journal Company (as successor to Providence Journal) since 1990. He has been a Director of Continental since October 1995. Mr. Myhren is a past Chairman of the NCTA and is currently a Director of Advanced Marketing Services, Inc., CableLabs and Peapod Limited, a company that provides consumer on-line grocery shopping services. From 1981 through 1988 he was the Chairman and Chief Executive Officer of American Television & Communications Corporation, which is now part of Time Warner.

  Lester Pollack (62) is Senior Managing Director of Corporate Advisors and Chief Executive Officer of Centre Partners, L.P., investment partnerships affiliated with Lazard, as well as a Managing Director of Lazard. He currently is on the Board of Directors of SunAmerica Inc., Kaufman & Broad Home Corporation, Tidewater, Inc., LaSalle Re Holdings Limited, Parlex Corporation, Polaroid Corporation and Sphere Drake Holdings Limited. He was elected to serve as a Director of Continental in 1992.

  Michael J. Ritter (54) has been a Director since 1991 and was employed by Continental from 1980 until March 15, 1995, at which time he retired as the President and Chief Operating Officer of Continental. Prior to 1991 he was an Executive Vice President, and prior to 1988 he was the Senior Vice President and General Manager of Continental's Michigan management region.

  Vincent J. Ryan (59) has been Chairman of the Board and a Director of Schooner Capital Corporation, a venture capital organization, since 1971. Mr. Ryan is also a Director of Iron Mountain Incorporated, an information-management company. He has been a Director of Continental since 1980.

  Ronald H. Cooper (38) is an Executive Vice President of Continental. Prior to 1995, he was the Senior Vice President of Continental's Southern California management region. Prior to 1990 he was the Senior Vice President of Continental's Northern California management region. He is a member of the Boards of Directors of Cable Advertising Partners, TCG and TCG-Los Angeles and serves on the compensation committee of TCG. He has been employed by Continental since 1982.

  Jeffrey T. DeLorme (43) is an Executive Vice President of Continental. Prior to February 1993, he was the Senior Vice President and General Manager of Continental's Florida/Georgia management region. He serves on the Partners' Committee of PrimeStar and on the Board of Directors of The Sunshine Network. He has been employed by Continental since 1980.

  Nancy Hawthorne (44) is the Chief Financial Officer and a Senior Vice President of Continental. Prior to December 1993, she was also the Treasurer of Continental, in addition to being Chief Financial Officer and a Senior Vice President. Prior to December 1992, she was a Senior Vice President and the Treasurer of Continental. Prior to 1988, she was a Vice President and the Treasurer of Continental. She is a member of the Boards of Directors of Perini Corporation, a construction company, New England Zenith Fund, a mutual fund, TCG and Optus Vision. She has been employed by Continental since 1982.

  Biographical information concerning the Directors and Executive Officers is as of March 1, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

  The following table (the "Summary Compensation Table") discloses compensation received by Continental's Chief Executive Officer and the four most highly compensated other Executive Officers of Continental (the Chief Executive Officer and the other Executive Officers are hereinafter referred to as the "Named Executive Officers") for the three fiscal years ended December 31, 1993, 1994 and 1995.

                          SUMMARY COMPENSATION TABLE

                                                                                           LONG TERM
                                                 ANNUAL COMPENSATION                      COMPENSATION
                                ------------------------------------------------------ ------------------
   NAME AND PRINCIPAL                                  OTHER ANNUAL   RESTRICTED STOCK     ALL OTHER
        POSITION         YEAR # SALARY($) BONUS($)(1) COMPENSATION($)  AWARD($)(2)(3)  COMPENSATION($)(4)
   ------------------    ------ --------- ----------- --------------- ---------------- ------------------
Amos B. Hostetter, Jr.,.  1995  $650,000   $208,848      $    --         $4,849,900          $4,273
 Chairman and Chief       1994   649,876     97,991           --                --            4,273
 Executive Officer        1993   624,961    238,653           --                --            4,273
William T. Schleyer, ...  1995   424,077     14,052           --          4,364,910           3,403
 President and Chief      1994   315,815     30,639           --                --            3,403
 Operating Officer        1993   291,923     61,418           --                --            3,403
Jeffrey T. DeLorme, ....  1995   324,764    105,370           --          2,424,950           3,403
 Executive Vice
  President               1994   294,846     49,166           --                --            3,403
                          1993   268,484     56,871       111,608(5)            --            3,403
Ronald H. Cooper, ......  1995   267,123     34,543           --          2,424,950           3,315
 Executive Vice
 President
Nancy Hawthorne, .......  1995   274,746     67,488           --          2,085,457           3,403
 Chief Financial Officer  1994   241,938     18,331           --                --            3,403
 and Senior Vice
  President               1993   224,896     46,590           --                --            3,403

--------
(1) See Note 11 to Consolidated Financial Statements. Continental has made loans to these and other persons in amounts equal to the income taxes incurred by them as a result of their restricted stock purchases. Such loans were financed through cash provided from operating activities and long-term borrowings. Continental charges interest on these loans generally at rates ranging from 5% to 8% per annum and declares bonuses to each of these persons in the amount of the interest due each year. Continental declared no other bonus to any Named Executive Officer during the years presented. As of March 1, 1996, the amounts of the loans outstanding to certain of the Named Executive Officers were as follows:
    William T. Schleyer ($1,751,974), Jeffrey T. DeLorme ($1,311,077), Ronald
    H. Cooper ($261,500) and Nancy Hawthorne ($1,100,277). The outstanding principal balance of each such loan is generally payable upon the earlier to occur of (i) the due date of such loan or (ii) the termination of such person's employment with Continental. Each of Mr. DeLorme and Mr. Cooper has an additional loan from a subsidiary of Continental, of which the current amounts outstanding are: Mr. DeLorme ($400,000) and Mr. Cooper ($278,680). Since the beginning of the fiscal year ended December 31, 1993, the largest aggregate amounts of indebtedness of the following Named Executive Officers were as follows: William T. Schleyer ($1,751,974), Jeffrey T. DeLorme ($1,711,077), Ronald H. Cooper ($1,270,997) and Nancy Hawthorne ($1,100,277). See "Compensation Committee Interlocks and Insider Participation" for loan amounts to certain other Named Executive Officers.
(2) Shares of restricted stock are entitled to dividends at the same rate as all other shares of Common Stock.
(3) Shown below are (i) the total number of unvested shares and market value of such shares as of December 31, 1995 and (ii) the vesting schedule of such shares for each of the Named Executive Officers:

                          RESTRICTED SHARES HELD
                              AS OF 12/31/95        VESTING OVER THREE YEARS FROM 12/31/95
                          ---------------------- --------------------------------------------
                                                 SHARES VESTING SHARES VESTING SHARES VESTING
    NAME                   SHARES      VALUE        IN 1996        IN 1997        IN 1998
    ----                  ---------------------- -------------- -------------- --------------
Amos B. Hostetter, Jr...    266,250   $5,165,250     91,250         50,000         50,000
William T. Schleyer.....    216,250   $4,195,250     58,750         45,000         45,000
Jeffrey T. DeLorme......    124,875   $2,422,575     37,375         25,000         25,000
Ronald H. Cooper........    118,550   $2,299,870     31,050         25,000         25,000
Nancy Hawthorne.........    105,550   $2,047,670     30,300         21,500         21,500

(4) Includes payment by Continental in the fiscal years ended December 31, 1993, 1994 and 1995, respectively, of premiums for term life insurance on behalf of the Named Executive Officers: Amos B. Hostetter, Jr. ($1,125 each year), William T. Schleyer ($255 each year), Jeffrey T. DeLorme ($255 each year), Ronald H. Cooper ($165 each year) and Nancy Hawthorne ($255 each year). The remaining amounts for the Named Executive Officers represents the employer matching contribution under Continental's matched savings plan.
(5) Represents a one-time reimbursement of moving and related expenses incurred by Mr. DeLorme in connection with his relocation to Continental's Boston, Massachusetts office (grossed up for income taxes incurred by Mr. DeLorme).

  CERTAIN PROVISIONS OF THE RESTRICTED STOCK PURCHASE AGREEMENTS. On February 28, 1996, the Company offered to sell restricted stock to certain key employees under the Company's 1995 Restricted Stock Purchase Program (the "Restricted Stock Purchase Program"). At the same time, outstanding agreements pursuant to which employees had purchased restricted stock in the past were amended. In purchasing restricted shares, an employee enters into a Restricted Stock Purchase Agreement (an "RSPA") with the Company containing restrictions on transfer, vesting provisions and a non-competition covenant, among other provisions. All of the RSPAs provide that the Company will repurchase for the amount that the employee has paid, the unvested stock of any employee whose employment terminates for any reason. Vesting occurs over time according to a schedule designated in each RSPA. The RSPA dated February 28, 1996 (the "New RSPA") entered into between certain key employees and the Company and the amendments to outstanding RSPAs provide that if the Merger with U S WEST is consummated, then vesting is accelerated upon the first to occur of the following events after the effective date of the Merger: (i) death or disability; (ii) in the case of an employee based in the existing corporate headquarters of the Company, termination by reason of an involuntary relocation to a place of employment that is more than 25 miles from the existing headquarters, or relocation of the corporate headquarters; (iii) termination of employment within twenty-four months of the effective date of the Merger, other than in connection with the sale, swap or other disposition of a system or other business unit in which the employee is employed, if such termination is by reason of: (a) a diminution in the employee's compensation, including a material adverse change in employee benefits; (b) the assignment to the employee of duties and responsibilities which are materially less than the employee's duties and responsibilities as of the effective date of the Merger; or (c) an involuntary termination of employment other than a "Termination for Cause." "Termination for Cause" means termination because of the employee's (A) refusal or failure (other than for reasons of illness, incapacity due to physical or mental illness or physical injury) to perform, or persistent and material deficiencies in performing, his or her duties, provided such duties are substantially similar to such person's duties prior to the Merger; (B) misappropriation of any funds or property of the Company;
(C) conduct which could reasonably result in the employee's conviction of a felony; or (D) conduct which could reasonably result in termination of the employee's employment due to violation of published internal policies. U S WEST will assume the obligations under the RSPAs in connection with the Merger, and any reference to the Company as employer will thereafter be deemed to refer to U S WEST.

  In addition, each employee, in connection with the execution of an RSPA, has the option of entering into a tax liability financing agreement, pursuant to which the Company agrees to lend the employee an amount up to the employee's total additional federal, state and local income taxes incurred as a result of the employee's filing an election under Section 83(b) of the Internal Revenue Code. The tax liability financing agreements executed in connection with the New RSPA provide, and the outstanding tax liability financing agreements under existing

RSPAs were amended to provide, that, conditioned upon the consummation of the Merger and continued employment through such date, one-third of the outstanding principal amount of the loans will be forgiven on each January 2, 1997, 1998 and 1999, provided, however, that the loan shall be payable by the employee in full in the case of any violation of the non-competition agreement in the RSPA (even if partially or entirely forgiven at the time of such violation). In addition, if the Merger is consummated, the loan will be forgiven in full upon the occurrence of the same events that would result in acceleration of vesting under the RSPAs described above. The maturity dates of the loans granted to pay taxes were all extended to January 2, 2002.

  All of the Named Executive Officers in the Summary Compensation Table entered into such amendments to their outstanding RSPA and the related tax liability financing agreements. In addition, Mr. Cooper and Ms. Hawthorne purchased additional shares of restricted stock under the New RSPA and will receive loans under the related tax liability financing agreements.

  COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. Base annual compensation for executive officers was determined during the last fiscal year by the Chairman, the Vice Chairman and the President of Continental. Pursuant to authority delegated by the Continental Board of Directors, the Chairman also awarded grants of restricted stock in 1995 and 1996 to key employees designated by the Continental Board in accordance with Continental's Restricted Stock Purchase Program. Amos B. Hostetter, Jr. and Timothy P. Neher, the Chairman and Vice Chairman of Continental, respectively, are Directors and participate in deliberations concerning executive officer compensation.

  Continental has made loans to these two executive officers and other persons in amounts equal to the income taxes incurred by them as a result of their restricted stock purchases. Such loans were financed through cash provided from operating activities and long-term borrowings. Continental charges interest on these loans generally at rates ranging from 5% to 8% per annum and declares bonuses to each of these persons in the amount of the interest due each year. As of March 1, 1996, the amounts of the loans outstanding to the two executive officers named above were as follows: Amos B. Hostetter, Jr. ($3,379,546) and Timothy P. Neher ($2,669,856). Since the beginning of the fiscal year ended December 31, 1993, the largest aggregate amounts of indebtedness of such executive officers were as follows: Amos B. Hostetter, Jr. ($3,379,546) and Timothy P. Neher ($4,057,356). The outstanding principal balance of each such loan is generally payable upon the earlier to occur of
(i) the due date of such loan or (ii) the termination of such person's employment with Continental. For information regarding loans to other executive officers, see footnote (1) to the Summary Compensation Table.

  On December 31, 1993, Continental accepted payment for loans incurred in connection with restricted stock purchases pursuant to Continental's 1989 Restricted Stock Purchase Agreement ("RSPA III") which became due on such date by (i) transfer to Continental and cancellation of vested shares of Common Stock with a value equal to the loan outstanding, valued at $19.40 per share (the "Stock-for-Loan Exchange"), (ii) payment in cash or (iii) a combination of the two. Continental also made an offer (the "RSPA Offer") in January 1994 to purchase shares of Common Stock up to a maximum of 1,334,975 shares at a purchase price of $19.40 per share. The persons who were eligible to participate in the Stock-for-Loan Exchange and to accept the RSPA Offer were persons who held shares of Common Stock issued pursuant to RSPA III (current or former employees and family members of employees and former employees). The valuation of the shares at $19.40 was equal to the price last paid in a private placement of shares of Class A Common Stock, which was consummated in November 1993. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The two executive officers named above repaid the following loan amounts in shares of Common Stock in the Stock-for-Loan Exchange: Amos B. Hostetter, Jr. ($1,471,936) and Timothy P. Neher ($1,387,500), and sold the following number of shares of Common Stock to Continental pursuant to the RSPA Offer: Amos B. Hostetter, Jr. (0) and Timothy P. Neher (29,800). For information regarding other executive officers, see "Certain Transactions." In addition, the Hostetter Foundation, an entity controlled by Mr. Hostetter, sold 29,600 shares of Class B Common Stock to Continental in January 1994 for a purchase price of $19.40 per share.

  RETIREMENT PLANS. The following table sets forth, as computed in accordance with the basic benefit formula employed for purposes of Continental's Retirement Plan (the "Continental Retirement Plan") and its Supplemental Executive Retirement Plan ("SERP"), the estimated annual benefits payable upon retirement to employees to Continental in the following compensation and years-of-service classifications. Such benefits are before offset in recognition of the employer contribution toward social security benefits.

                                                   YEARS OF SERVICE
                                      ------------------------------------------
 COMPENSATION                           10      15      20      25    30 OR MORE
 ------------                         ------- ------- ------- ------- ----------
 $150,000...........................  $14,250 $21,375  28,500  35,625   42,750
 $200,000...........................   19,000  28,500  38,000  47,500   57,000
 $300,000...........................   28,500  42,750  57,000  71,250   85,500
 $400,000...........................   38,000  57,000  76,000  95,000  114,000
 $500,000...........................   47,500  71,250  95,000 118,750  142,500
 $600,000...........................   57,000  85,500 114,000 142,500  171,000
 $700,000...........................   66,500  99,750 133,000 166,250  199,500

  Actual benefits are computed on the basis of (1) .95% of the employee's average annual compensation less .37% of average annual compensation (limited to social security covered compensation) multiplied by (2) the number of years of service (not to exceed thirty years). Average annual compensation is the average of a participant's compensation for the five consecutive years in which compensation was the highest.

  The SERP, effective in 1995, provides additional retirement benefits for any employee of Continental whose accrued benefits under the Continental Retirement Plan are limited by the Internal Revenue Code's (the "Code") limit (currently $150,000) on compensation which may be taken into account under that plan or by the Code's Section 415 limit on the size of retirement benefits which may be funded under the plan. The SERP is an unfunded, non tax-qualified plan which is intended to create for each participant a benefit upon termination of employment generally equal in value to the excess of what his accrued vested benefit in the Continental Retirement Plan would have been without the $150,000 compensation limit and the Section 415 limit on benefits which may be funded, over the actual benefit under that plan. The benefit under the SERP is payable upon termination of employment, at the participant's election, in a lump sum or in equal annual installments (with interest) over 2, 5 or 10 years. A participant may designate a beneficiary under the SERP to receive his benefit should he die before its complete pay-out.

  The covered compensation for each Named Executive Officer is based upon the amounts shown in the "Salary" column of the Summary Compensation Table. For each Named Executive Officer, the current compensation covered by the Continental Retirement Plan does not differ substantially (by more than 10% from the aggregate compensation set forth in the Summary Compensation Table.

  The Named Executive Officers have been credited with the following years of service: Mr. Hostetter, 33 years; Mr. Schleyer, 18 years; Mr. DeLorme, 16 years; Mr. Cooper, 14 years and Ms. Hawthorne, 14 years.

COMPENSATION OF DIRECTORS

  The members of the Continental Board of Directors who are not officers of Continental currently receive an annual retainer of $16,000 and a fee of $3,500 for each meeting attended. Members of the Audit Committee receive $1,000 for meetings held separately from Board meetings. In addition, Directors who reside outside the Greater Boston area are reimbursed for their travel expenses incurred in connection with attendance at meetings of the Continental Board of Directors or its Committees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table provides information as of March 15, 1996, with respect to the shares of Common Stock and Series A Preferred Stock beneficially owned by each person known by Continental to own more than 5% of the outstanding Common Stock or Series A Preferred Stock, each Director of Continental, each Named Executive Officer and by all Directors and executive officers of Continental as a group. The number of shares beneficially owned by each Director or executive officer is determined according to rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and also any shares which the individual or entity has the right to acquire within 60 days of March 15, 1996 through the exercise of an option, conversion feature or similar right. Except as noted below, each holder has sole voting and investment power with respect to all shares of Common Stock or Series A Preferred Stock listed as owned by such person or entity.

                                                            NUMBER OF SHARES
                           NUMBER OF SHARES  PERCENTAGE OF    OF SERIES A
                          OF COMMON STOCK(1)  OUTSTANDING  PREFERRED STOCK(2)    PERCENTAGE OF
                             BENEFICIALLY      SHARES OF      BENEFICIALLY    OUTSTANDING SERIES A
          NAME                  OWNED        COMMON STOCK        OWNED          PREFERRED STOCK
          ----            ------------------ ------------- ------------------ --------------------
Amos B. Hostetter,
 Jr.(3).................      45,205,425          30.43%             --                 --
Timothy P. Neher(4).....       1,671,725          1.13               --                 --
William T. Schleyer.....         766,200             *               --                 --
Roy F. Coppedge III(5)..       7,514,075          5.06               --                 --
Stephen Hamblett........         185,129             *               --                 --
Jonathan H. Kagan(6)....      28,571,450         16.13         1,142,858             100.00
Robert B. Luick(7)......         229,575             *               --                 --
Henry F. McCance(8).....         258,125             *               --                 --
Trygve E. Myhren........          36,390             *               --                 --
Lester Pollack(6).......      28,571,450         16.13         1,142,858             100.00
Michael J. Ritter.......         589,150             *               --                 --
Vincent J. Ryan(9)......       5,719,825          3.85               --                 --
Jeffrey T. DeLorme......         391,525             *               --                 --
Ronald H. Cooper........         209,275             *               --                 --
Nancy Hawthorne.........         239,325             *               --                 --
Directors and Executive
 Officers as a Group
 (15 persons)(6)........      91,587,194         51.70         1,142,858             100.00
H. Irving
 Grousbeck(10)..........      10,033,000          6.75               --                 --
Boston Ventures Company
 Limited Partnership III
 Boston Ventures Limited
 Partnership III(11)....       3,034,525          2.04               --                 --
 Boston Ventures Limited
  Partnership IIIA(11)..         799,825             *               --                 --
Boston Ventures Company
 Limited Partnership IV
 Boston Ventures Limited
 Partnership IV(11).....       2,381,725          1.60               --                 --
 Boston Ventures Limited
  Partnership IVA(11)...       1,298,000             *               --                 --
                              ----------         -----         ---------             ------
    Total as a group....       7,514,075          5.06               --              100.00

                                                              NUMBER OF SHARES
                           NUMBER OF SHARES   PERCENTAGE OF     OF SERIES A
                          OF COMMON STOCK (1)  OUTSTANDING   PREFERRED STOCK(2)    PERCENTAGE OF
                             BENEFICIALLY       SHARES OF       BENEFICIALLY    OUTSTANDING SERIES A
          NAME                   OWNED        COMMON STOCK         OWNED          PREFERRED STOCK
          ----            ------------------- -------------  ------------------ --------------------
LFCP Corp. and Corporate
 Advisors, L.P.(12)
  Corporate Partners,
   L.P.(12).............      18,223,825          10.93%           728,953             63.78%
Mellon Bank, N.A. as
 Trustee for First Plaza
 Group Trust(12)(13)....       4,285,725           2.80            171,429             15.00
The State Board of
 Administration of
 Florida(12)............       1,902,100           1.26             76,084              6.66
Vencap Holdings (1992)
 Pte Ltd(12)............       1,785,700           1.19             71,428              6.25
Corporate Offshore
 Partners, L.P.(12).....       1,302,675              *             52,107              4.56
ContCable Co-Investors,
 L.P.(12)...............       1,071,425              *             42,857              3.75
                              ----------          -----          ---------             -----
    Total as a group....      28,571,450          16.13%(14)     1,142,858               100%

--------
*    Less than 1% of class.
(1) The Common Stock includes Class A Common Stock, which has one vote per share, and Class B Common Stock, which has ten votes per share. As the number of shares of Class A Common Stock currently represents 26.18% of the Common Stock and approximately 2.74% of the voting power of the Common Stock, the Class A Common Stock has not been shown as a separate class of stock, but rather Common Stock has been treated as one class. Every greater than 5% beneficial owner of Class B Common Stock would be a greater than 5% beneficial owner of Class A Common Stock.
 (2) Under the rules of determining beneficial ownership promulgated by the Commission, each holder of Series A Preferred Stock is deemed to own currently that number of shares of Common Stock into which the Series A Preferred Stock is convertible. Each share of the Series A Preferred
     Stock is presently convertible into Common Stock on a 25-for-one basis. The table therefore shows the number of shares of Series A Preferred
     Stock owned by each holder in the column for the Series A Preferred Stock and includes that number of shares in the column for Common Stock into which the Series A Preferred Stock would be convertible.
 (3) Mr. Hostetter has shared voting and investment power as to 42,843,550 shares of Common Stock held by the Amos B. Hostetter, Jr. 1989 Trust of which Messrs. Hostetter and Neher are the sole trustees. Mr. Hostetter has shared voting and investment power as to a further 446,400 shares of Common Stock; as to 223,200 of such shares, he disclaims beneficial ownership. Additionally, Mr. Hostetter disclaims beneficial ownership of 550,000 shares of Common Stock with respect to which his wife acts as a trustee with Mr. Neher and 49,075 shares of Common Stock held by him as custodian for five minor children. The shares listed in the table as being beneficially owned by Mr. Hostetter include those as to which Mr. Hostetter has shared voting and/or investment power and those as to which Mr. Hostetter disclaims beneficial ownership. Mr. Hostetter's address is The Pilot House, Lewis Wharf, Boston, Massachusetts 02110.
 (4) Mr. Neher has shared voting and investment power as to 550,000 shares of Common Stock with respect to which he acts as a trustee with Mrs. Hostetter, and as to 42,843,550 shares of Common Stock with respect to which he acts as a trustee with Mr. Hostetter. Mr. Neher disclaims beneficial ownership as to such shares, and the table does not indicate such shares as being beneficially owned by Mr. Neher. See footnote (3) above. Additionally, Mr. Neher disclaims beneficial ownership as to 165,000 shares with respect to which he acts as trustee and 55,000 shares held by his wife as custodian for their children, which are included in the table as being beneficially owned by Mr. Neher.

 (5) All the shares listed in the table as beneficially owned by Mr. Coppedge are held by the four limited partnerships described in footnote (11) below. Mr. Coppedge, a partner of each of the general partners of the limited partnerships and a Director of Boston Ventures Management, Inc., which manages the investments of the four limited partnerships, has shared voting and investment power as to these shares. Mr. Coppedge is entitled to beneficial ownership of an indeterminate number of these shares and disclaims beneficial ownership as to the balance. Mr. Coppedge's address is c/o Boston Ventures Management, Inc., 231 Custom House Street, Boston, Massachusetts 02110.
 (6) All shares listed in the table as being beneficially owned by Mr. Pollack and Mr. Kagan are beneficially owned by Corporate Advisors. See footnote
     (12) below. Mr. Pollack may be deemed to have shared voting and investment power over such shares as the Chairman and Treasurer and as a Director of LFCP Corp., and Mr. Kagan may be deemed to have shared voting and investment power over such shares as the President of LFCP Corp. LFCP Corp. is the sole general partner of Corporate Advisors and a wholly owned subsidiary of Lazard. Mr. Pollack and Mr. Kagan are both Managing Directors of Lazard. Mr. Pollack's and Mr. Kagan's address is c/o Corporate Advisors, L.P., 30 Rockefeller Plaza, New York, New York 10020. Mr. Pollack and Mr. Kagan disclaim beneficial ownership of all such shares.
 (7) The shares listed in the table as being beneficially owned by Mr. Luick include 73,800 shares owned by Mr. Luick's daughter and 37,500 shares with respect to which she acts as trustee of Mr. Luick's grandchildren. Mr. Luick disclaims beneficial ownership of these shares.
 (8) The shares listed in the table as being beneficially owned by Mr. McCance include 225,000 shares held by Greylock Limited partnership, of which Mr. McCance is a general partner. Mr. McCance has shared voting and investment power as to these shares, is entitled to beneficial ownership of an indeterminate number of these shares and disclaims beneficial ownership as to the balance. Of the remaining shares, Mr. McCance disclaims beneficial ownership as to 12,500 shares with respect to which his wife acts as trustee for his daughter and 12,500 shares held by his daughter.
 (9) Mr. Ryan holds 131,125 shares of Common Stock. The remaining shares of Common Stock listed in the table as being beneficially owned by Mr. Ryan are held by Schooner Capital Corporation (and its subsidiaries), over which Mr. Ryan has shared voting and investment power as the Chairman and principal stockholder.
(10) All of these shares are subject to the Stock Liquidation Agreement pursuant to which Mr. Grousbeck must sell such shares to Continental in either 1998 or 1999. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources--1998-1999 Share Repurchase Program." Mr. Grousbeck's address is Room 382, Graduate School of Business, Stanford University, Stanford, California 94305.
(11) These four limited partnerships may be deemed to be a "group" of persons acting together for the purpose of acquiring, holding, voting or disposing of shares of Common Stock. Boston Ventures Company Limited Partnership III ("BV Co. III"), as the sole general partner of each of Boston Ventures Limited Partnership III and Boston Ventures Limited Partnership IIIA, is deemed to be the beneficial owner of the shares held by such limited partnerships and to have shared voting and investment power with respect to such shares. Boston Ventures Company Limited Partnership IV ("BV Co. IV"), as the sole general partner of each of Boston Ventures Limited Partnership IV and Boston Ventures Limited Partnership IVA, is deemed to be the beneficial owner of the shares held by such limited partnerships and to have shared voting and investment power with respect to such shares. BV Co. III disclaims beneficial ownership of the shares beneficially owned by BV Co. IV; and BV Co. IV disclaims beneficial ownership of the shares beneficially owned by BV Co.
     III. Mr. Coppedge may be deemed to beneficially own all such shares. See footnote (5).
(12) These stockholders may be deemed to be a "group" of persons acting together for the purpose of acquiring, holding, voting or disposing of shares of Series A Preferred Stock. Corporate Advisors, as the general partner of Corporate Partners, L.P. ("Corporate Partners") and Corporate Offshore Partners, L.P. ("Corporate Offshore Partners"), has sole voting and investment power as to the shares held by them. Corporate Advisors serves as investment manager over a certain investment management account for The State Board of Administration of Florida ("SBA") and has sole voting and dispositive power with respect to the shares of Series A Preferred Stock held by SBA. Pursuant to the Co-Investment Agreement dated as of April 27, 1992 (the "Co-Investment Agreement") by and among Corporate Advisors, Corporate

    Partners, Corporate Offshore Partners, First Plaza Group Trust ("FPGT"), Vencap Holdings (1992) Pte. Ltd. ("Vencap") and ContCable Co-Investors, L.P. ("ContCable"), Corporate Advisors has sole voting and dispositive power with respect to the shares held by Vencap and ContCable. The address of Corporate Advisors, Corporate Partners, Corporate Offshore Partners, FPGT, SBA, ContCable and Vencap is: c/o Corporate Advisors, L.P., 30 Rockefeller Plaza, New York, New York 10020. See footnote (6) above.
(13) Mellon Bank, N.A. acts as the trustee for FPGT, a trust under and for the benefit of certain employee benefit plans of General Motors Corporation and its subsidiaries. The shares listed in the table may be deemed to be beneficially owned by General Motors Investment Management Corporation ("GMIMC"), a wholly owned subsidiary of General Motors Corporation. GMIMC's principal business is providing investment advice and investment management services with respect to the assets of certain employee benefit plans of General Motors Corporation and its subsidiaries and with respect to the assets of certain direct and indirect subsidiaries of General Motors Corporation and associated entities. GMIMC is serving as FPGT's investment manager with respect to these shares and, in that capacity, it has the sole power to direct Mellon Bank, N.A. as to the voting and disposition of these shares. Because of its limited role as trustee, Mellon Bank, N.A. disclaims beneficial ownership of these shares. Pursuant to the Co-Investment Agreement, FPGT is obligated, subject to its fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended, (i) to transfer shares held by it only in a transaction in which the other parties to the Co-Investment Agreement participate on a pro rata basis and (ii) to exercise all voting and other rights with respect to such shares in the same manner as is done by Corporate Advisors on behalf of the Corporate Partners and Corporate Offshore Partners.
(14) The percentage ownership for the group assumes the conversion of shares of Series A Preferred Stock into Common Stock by all members of the group. The percentage ownership for each individual member of the group assumes conversion by only that stockholder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Lester Pollack, a Director of Continental, is Senior Managing Director of Corporate Advisors and a Managing Director of Lazard. Jonathan H. Kagan, a Director of Continental, is Managing Director of Corporate Advisors and a Managing Director of Lazard. Corporate Advisors is the sole general partner of Corporate Partners and Corporate Offshore Partners. A wholly owned subsidiary of Lazard is the sole general partner of Corporate Advisors.

  Lazard received fees and underwriting discounts from Continental in an aggregate amount of $7.4 million for its services as an underwriter to Continental of $1.4 billion of senior notes and debentures during the year ended December 31, 1993.

  Lazard acted as a financial advisor to Continental in connection with the negotiations and the consummation of the Providence Journal Merger, and, for such services, received a fee of $5.5 million. Continental also reimbursed Lazard for its reasonable out-of-pocket expenses, including fees and expenses of legal counsel.

  Lazard acted as a Placement Agent in the sale of the 8.30% Senior Notes, and, for such services received underwriting discounts and commissions totalling approximately $3.5 million.

  Lazard also acted as financial adviser to the Company in connection with the proposed Merger with U S WEST and received a fee of $4,000,000 upon its announcement. Lazard will receive an additional fee upon the consummation of the Merger.

  For a discussion of loans made to Executive Officers of Continental in connection with Continental's Restricted Stock Purchase Program, see footnote
(1) to the Summary Compensation Table and "Compensation Committee Interlocks and Insider Participation." For a description of Continental's Stock-for-Loan Exchange and the RSPA Offer to repurchase shares of Common Stock, and information regarding certain Executive Officers who are Directors participating therein, see "Compensation Committee Interlocks and Insider Participation." The following Executive Officers who are not Directors of Continental participated in the Stock-for-Loan Exchange in the following amounts: William T. Schleyer ($291,000), Jeffrey T. DeLorme ($155,000),

Ronald H. Cooper ($159,497) and Nancy Hawthorne ($274,464). In addition, William T. Schleyer made a cash payment for the remaining $141,063 of his outstanding loan incurred in connection with restricted stock purchases pursuant to RSPA III.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

The following consolidated financial statements of the Company and the Independent Auditors' Report relating thereto are filed under Item 8 in Part II of this report:

        Independent Auditors' Report
        Consolidated Balance Sheets, December 31, 1994 and 1995
        Statements of Consolidated Operations, Years Ended December 31, 1993, 1994 and 1995
        Statements of Consolidated Stockholders' Equity (Deficiency), Years Ended December 31, 1993, 1994 and 1995
        Statements of Consolidated Cash Flows, Years Ended December 31, 1993, 1994 and 1995
        Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

The following financial statement schedules of the Company and the Independent Auditors' Report relating thereto are filed as part of this report:

        Schedule II--Valuation and Qualifying Accounts and Reserves
        Schedule IV--Condensed Financial Information of Registrant
        Financial Statement Schedules not included are omitted due to the lack of conditions under which they are required.
 (a)(3) Exhibits filed as part of this report:
        As listed in the Exhibit Index beginning on page 81 hereof.
 (b)    Reports on Form 8-K.
        The Company filed a current report on Form 8-K under item 2 on October 18, 1995 pertaining to the consummation of the transactions contemplated by the Amended and Restated Agreement and Plan of Merger dated as of August 1, 1995 by and among Providence Journal Company, The Providence Journal Company, King Broadcasting Company, King Holding Corp. and the Registrant (item 2). No financial statements were filed as they were previously reported in the Joint Proxy Statement-- Prospectus dated August 31, 1995 included as part of the Registrant's Registration Statement (Registration No. 33-57471).

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Continental Cablevision, Inc.

                                                /s/ Amos B. Hostetter, Jr.
                                          By: _________________________________
                                            AMOS B. HOSTETTER, JR. CHAIRMAN OF
                                                         THE BOARD

Dated: March 27, 1996

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

     /s/ Amos B. Hostetter, Jr.        Director and             March 27, 1996
-------------------------------------   Chairman of the
       AMOS B. HOSTETTER, JR.           Board (principal
                                        executive officer)

        /s/ Timothy P. Neher           Director and Vice        March 27, 1996
-------------------------------------   Chairman of the
          TIMOTHY P. NEHER              Board

       /s/ William T. Schleyer         President and Chief      March 27, 1996
-------------------------------------   Operating Officer
         WILLIAM T. SCHLEYER

         /s/ Nancy Hawthorne           Chief Financial          March 27, 1996
-------------------------------------   Officer and Senior
           NANCY HAWTHORNE              Vice President
                                        (principal
                                        financial officer)

      /s/ Richard A. Hoffstein         Senior Vice              March 27, 1996
-------------------------------------   President and
        RICHARD A. HOFFSTEIN            Controller
                                        (principal
                                        accounting officer)

                                       Director                 March 27, 1996
-------------------------------------
          MICHAEL J. RITTER

                                       Director                 March 27, 1996
-------------------------------------
         ROY F. COPPEDGE III

              SIGNATURE                         TITLE                DATE

                                        Director                March 27, 1996
-------------------------------------
          JONATHAN H. KAGAN

                                        Director                March 27, 1996
-------------------------------------
           ROBERT B. LUICK

        /s/ Henry F. McCance            Director                March 27, 1996
-------------------------------------
          HENRY F. MCCANCE

         /s/ Lester Pollack             Director                March 27, 1996
-------------------------------------
           LESTER POLLACK

         /s/ Vincent J. Ryan            Director                March 27, 1996
-------------------------------------
           VINCENT J. RYAN

        /s/ Stephen Hamblett            Director                March 27, 1996
-------------------------------------
          STEPHEN HAMBLETT

        /s/ Trygve E. Myhren            Director                March 27, 1996
-------------------------------------
          TRYGVE E. MYHREN

                               INDEX TO EXHIBITS

  Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked/1/ is incorporated by reference to the Company's Registration Statement No. 33-46510 (as amended), declared effective by the Securities and Exchange Commission on June 15, 1992, each exhibit marked by/2/ is incorporated by reference to the Company's Registration Statement No. 33-59806, declared effective by the Securities and Exchange Commission on May 27, 1993, each exhibit marked by/3/ is incorporated by reference to the Company's Registration Statement No. 33-65798, declared effective by the Securities and Exchange Commission on August 6, 1993, each exhibit marked by/4/ is incorporated by reference to the Company's Registration Statement No. 33-57471, declared effective by the Commission on August 31, 1995 and each exhibit marked by/5/ is incorporated by reference to the Company's Registration Statement No. 33-63529 filed with the Commission on October 19, 1995. Exhibit numbers in parentheses refer to the exhibit numbers in Registration Statements. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

 EXHIBIT NO.                                                           PAGE NO.
 -----------                                                           --------
     2.1     Agreement and Plan of Merger dated as of November 18,
             1994, by and among the Company, Providence Journal
             Company, The Providence Journal Company, King Holding
             Corp. and King Broadcasting Company, as amended and
             restated as of August 1, 1995./4/ (2.1)
     2.2     Agreement and Plan of Merger between US WEST, Inc. and
             Continental Cablevision, Inc. dated as of February 27,
             1996 . . . Filed herewith as Exhibit 2.2.
     3.1     Restated Certificate of Incorporation of the Company .
             . . Filed herewith as Exhibit 3.1.
     3.1A    Certificate of Designation of the Company relating to
             the Series A Preferred Stock./4/ (3.1A)
     3.1B    Form of Amendment to Company's Restated Certificate of
             Incorporation pertaining to merger consideration
             included as Exhibit A to the Merger Agreement filed as
             Exhibit 2.2.
     3.2     By-Laws of the Company . . . Filed herewith as Exhibit
             3.2.
     4.1     Indenture dated as of June 22, 1992 between the Company
             and Morgan Guaranty Trust Company of New York as
             Trustee, pertaining to the Company's 10 5/8% Senior
             Subordinated Notes due 2002./1/ (4.1)
     4.2     Indenture, dated as of June 22, 1992 between the
             Company and Morgan Guaranty Trust Company of New York
             as Trustee, pertaining to the Company's 11% Senior
             Subordinated Debentures due 2007./1/ (4.2)
     4.3     Amended and Restated Note Agreement dated as of October
             17, 1994 by and among the Company and certain of its
             direct and indirect Subsidiaries as Guarantors and The
             Prudential Insurance Company of America./4/ (4.5)
     4.4     Indenture dated as of June 1, 1993 between the Company
             and The First National Bank of Chicago, as Trustee,
             pertaining to the Company's 8 5/8% Senior Notes due
             2003./2/ (4.10)
     4.5     Indenture dated as of June 1, 1993 between the Company
             and The First National Bank of Chicago, as Trustee,
             pertaining to the Company's 9% Senior Debentures due
             2008./2/ (4.11)
     4.6     Indenture dated as of August 1, 1993 between the
             Company and the Bank of New York, as Trustee,
             pertaining to the Company's 8 7/8% Senior Debentures
             due 2005./3/ (4.11)
     4.7     Indenture dated as of August 1, 1993 between the
             Company and the Bank of New York, as Trustee,
             pertaining to the Company's 9 1/2% Senior Debentures
             due 2013./3/ (4.12)

 EXHIBIT NO.                                                           PAGE NO.
 -----------                                                           --------
     4.8     Indenture dated as of August 1, 1993 between the
             Company and the Bank of New York, as Trustee,
             pertaining to the Company's 8 1/2% Senior Notes due
             2001./3/ (4.13)
     4.9     Indenture dated December 13, 1995 between the Company
             and the Bank of Montreal, as Trustee, pertaining to the
             Company's 8.30% Senior Notes due 2006. . . . Filed
             herewith as Exhibit 4.9.
    10.1     Stock Liquidation Agreement dated as of March 6, 1989,
             as amended as of September 28, 1990, replacing and
             restating the Stock Acquisition Agreement made as of
             December 19, 1988 by and among the Company, H. Irving
             Grousbeck, MD Co., Burr, Egan, Deleage & Co., Roderick
             A. MacLeod and Amos B. Hostetter, Jr./1/ (10.2)
    10.2     Second Amendment to Stock Liquidation Agreement dated
             as of July 7, 1992 by and among the Company, Amos B.
             Hostetter, Jr., H. Irving Grousbeck, MD Co., Burr,
             Egan, Deleage & Co. and Roderick A. MacLeod./2/ (10.2)
    10.3     Form of Restricted Stock Purchase Agreement./1/ (10.3)
    10.4     Stock Purchase Agreement dated April 27, 1992 among the
             Company, Corporate Partners, L.P., Corporate Offshore
             Partners, L.P., The State Board of Administration of
             Florida, Chemical Equity Associates, Mellon Bank, N.A.
             as Trustee for First Plaza Group Trust, Vencap Holdings
             (1992) Pte Ltd and Corporate Advisors, L.P./1/ (10.4)
    10.5     Registration Rights Agreement dated June 22, 1992 among
             the Company, Corporate Partners, L.P., Corporate
             Offshore Partners, L.P., The State Board of
             Administration of Florida, Chemical Equity Associates,
             Mellon Bank, N.A. as Trustee for First Plaza Group
             Trust, Vencap Holdings (1992) Pte Ltd and Corporate
             Advisors, L.P./1/ (10.5)
    10.6     Amendment to Registration Rights Agreement dated July
             15, 1992 among the Company and Corporate Advisors, L.P.
             on behalf of Corporate Partners, L.P., Corporate
             Offshore Partners, L.P., The State Board of
             Administration of Florida, ContCable Co-Investors,
             L.P., Mellon Bank, N.A., as Trustee for First Plaza
             Group Trust, and Vencap Holdings (1992) PTE Ltd./2/
             (10.6)
    10.7     Stock Purchase Agreement dated July 15, 1992, as
             amended on November 17, 1992, among the Company, Boston
             Ventures Limited Partnership III, Boston Ventures
             Limited Partnership IIIA, Boston Ventures Limited
             Partnership IV and Boston Ventures Limited Partnership
             IVA./2/ (10.7)
    10.8     Stock Purchase Agreement dated July 15, 1992 among the
             Company, Thomas H. Lee Equity Partners, L.P., THL-CCI
             Investors Limited Partnership, Providence Media
             Partners L.P., Alta V Limited Partnership, Customs
             House Partners and Ontario Teachers' Pension Plan
             Board./2/ (10.8)
    10.9     Registration Rights Agreement dated July 15, 1992 among
             the Company, Boston Ventures Limited Partnership III,
             Boston Ventures Limited Partnership IIIA, Boston
             Ventures Limited Partnership IV, Boston Ventures
             Limited Partnership IVA, Thomas H. Lee Equity Partners,
             L.P., THL-CCI Investors Limited Partnership, Providence
             Media Partners L.P., Alta V Limited Partnership,
             Customs House Partners and Ontario Teachers' Pension
             Plan Board./2/ (10.9)
    10.10    Liquidation Rights Agreement dated as of July 7, 1992
             by and between the Company and MD Co./2/ (10.10)
    10.11    Stock Purchase Agreement dated as of December 17, 1992
             by and among Teleport Communications Group Inc.,
             Comcast Corporation, Comcast Teleport, Inc., the
             Company and Continental Teleport, Inc./2/ (10.11)

 EXHIBIT NO.                                                           PAGE NO.
 -----------                                                           --------
   10.12     Optus Vision Joint Venture-Optus Vision Shareholders
             Agreement dated May 19, 1995 by and among Continental
             Cablevision of Australia, Inc., Optus Communications
             Pty Limited, Pay TV Holdings Pty Limited, Tallglen Pty
             Limited, Optus Vision Pty Limited, Optus Networks Pty
             Limited and Optus Administration Pty Limited./4/
             (10.12)
   10.13     Management Incentive Plan.#/4/ (10.13)
   10.14     Purchase Agreement dated as of November 1, 1994 by and
             among Columbia Associates, L.P., Columbia Cable of
             Michigan, Inc., and Continental Cablevision of
             Manchester, Inc./4/ (10.14)
   10.15     Supplemental Executive Retirement Plan.#/4/ (10.15)
   10.16     Registration Rights Agreement with The Providence
             Journal Company./5/ (10.16)
   10.17     Form of Restricted Stock Purchase Agreements for
             1995.#/4/ (10.17)
   10.18     First Amendment to the Purchase Agreement dated March
             24, 1995 by and among Columbia Associates, L.P.,
             Columbia Cable of Michigan, Inc., and Continental
             Cablevision of Manchester, Inc./4/ (10.19)
   10.18A    Second Amendment to the Purchase Agreement dated
             September 30, 1995, by and among Columbia Associates,
             L.P., Columbia Cable of Michigan, Inc. and Continental
             Cablevision of Manchester./5/ (10.19A)
   10.19     Purchase Agreement dated January 6, 1995 by and between
             Continental Cablevision, Inc. and Cablevision of
             Chicago./4/ (10.20)
   10.20     Purchase Agreement dated March 29, 1995 between N-COM
             Limited Partnership II and Continental Cablevision
             Investments, Inc./4/ (10.21)
   10.21     Amended and Restated Credit Agreement dated as of
             October 1, 1994 among the Company and certain of its
             direct and indirect Subsidiaries as Guarantors and The
             First National Bank of Boston, for itself and as
             Administrative and Managing Agent, and certain
             financial institutions named therein./4/ (4.4)
   10.21A    Amendment Number 1 dated as of September 29, 1995 to
             the Amended and Restated Credit Agreement dated as of
             October 1, 1994 among the Company and certain of its
             direct and indirect Subsidiaries as Guarantors and The
             First National Bank of Boston, for itself and as
             Administrative and Managing Agent, and certain
             financial institutions named therein. . . . Filed
             herewith as Exhibit 10.21A.
   10.22     Credit Agreement dated as of July 18, 1995 among PJC
             Financing Corporation, Colony Communications, Inc.,
             Columbia Cable of Michigan, N-COM Acquisition
             Corporation and their respective Subsidiaries and The
             Toronto Dominion Bank as Documentation Agent and
             managing Agent, The First National Bank of Boston for
             itself and as Administrative and Managing Agent and The
             Bank of New York for itself and as Syndication and
             Managing Agent and certain financial institutions named
             therein./4/ (4.11)
   10.23     Amendment to Credit Agreement dated September 22, 1995
             among PJC Financing Corporation and certain of its
             direct and indirect Subsidiaries and The First National
             Bank of Boston, and certain financial institutions
             named therein./5/ (10.24)
   10.24     Registration Rights Agreement dated December 13, 1995
             among the Company, Lazard Freres & Co. LLC and Morgan
             Stanley & Co. Incorporated. . . . Filed herewith as
             Exhibit 10.24.
   10.25     Asset Exchange Agreement dated December 20, 1995 by and
             between Continental Cablevision of St. Louis County,
             Inc. and TCI Cable Partners of St. Louis,
             L.P. . . . Filed herewith as Exhibit 10.25.

 EXHIBIT NO.                                                           PAGE NO.
 -----------                                                           --------
    10.26    Forms of Restricted Stock Purchase Agreements for 1996
             and amendments to Restricted Stock Purchase Agreements
             and related agreements.#. . . Filed herewith as Exhibit
             10.26.
    10.27    Purchase Agreement dated as of March 15, 1996 among
             Meredith/New Heritage Partnership and New Heritage
             Associates and the Company. . . . Filed herewith as
             Exhibit 10.27.
    10.28    Stockholders Agreement dated as of February 27, 1995
             among Amos B. Hostetter, Jr., the Amos B. Hostetter,
             Jr. 1989 Trust, Timothy P. Neher, Corporate Advisors,
             L.P. and certain stockholders of the Company named
             therein and U S WEST. . . .Filed herewith as Exhibit
             10.28.
    11.1     Schedule of computation of earnings per
             share. . . . Filed herewith as Exhibit 11.1.

    21       Subsidiaries of the Company. . . . Filed herewith as
             Exhibit 21.
    27       Financial Data Schedules. . . . Filed herewith as
             Exhibit 27.

                                  SCHEDULE II

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                    ADDITIONS
                         BALANCE AT CHARGED TO                           BALANCE
                         BEGINNING   COST AND                            AT END
DESCRIPTIONS             OF PERIOD   EXPENSES  DEDUCTIONS (A) OTHER (B) OF PERIOD
------------             ---------- ---------- -------------- --------- ---------
                                              (IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS
Year Ended December 31,
 1993...................   $9,072    $12,793      $(12,430)    $  --     $ 9,435
                           ======    =======      ========     ======    =======
Year Ended December 31,
 1994...................   $9,435    $12,791      $(12,798)    $  343    $ 9,771
                           ======    =======      ========     ======    =======
Year Ended December 31,
 1995...................   $9,771    $14,244      $(13,017)    $1,478    $12,476
                           ======    =======      ========     ======    =======

--------
(A) Amounts written off, net of recoveries.
(B) Other represents acquisitions in 1994 and 1995.



                See Notes to Consolidated Financial Statements.

                                                                     SCHEDULE IV

                         CONTINENTAL CABLEVISION, INC.
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                       DECEMBER 31,
                                                  ------------------------
                                                     1994         1995
                                                  -----------  -----------
                                 ASSETS
Cash............................................. $       729  $        18
Accounts Receivable..............................         296          222
Prepaid Expenses.................................       2,988          --
Investments in and Advances to Affiliates and
 Subsidiaries....................................   1,995,762    3,258,518
Property and Equipment--net......................         764        2,675
Intangible and Other Assets--net.................      65,743       72,447
Deferred income taxes............................      18,454       23,454
                                                  -----------  -----------
  Total.......................................... $ 2,084,736  $ 3,357,334
                                                  ===========  ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable................................. $       474  $       267
Accrued Interest.................................      80,577       70,167
Accrued and Other Liabilities....................      35,830       33,928
Debt.............................................   3,423,790    4,212,788
Commitments and Contingencies....................
Redeemable Common Stock, $.01 par value,
 16,684,150 shares outstanding...................     232,399      256,135
Stockholders' Equity (Deficiency) (Note Below):
 Preferred Stock $.01 par value, none
  outstanding....................................
 Series A Convertible Preferred Stock, $.01 par
  value, 1,142,858 shares authorized and
  outstanding....................................          11           11
 Class A Common Stock, $.01 par value,
  425,000,000 shares authorized, 8,585,500 and
  38,780,694 shares outstanding..................          86          388
 Class B Common Stock, $.01 par value,
  200,000,000 shares authorized, 90,291,375 and
  92,572,000 shares outstanding..................         903          926
 Additional Paid-In Capital......................     583,181    1,181,193
 Unearned Compensation...........................     (12,097)     (45,851)
 Affiliate's Net Unrealized Holding Gain on
  Marketable Equity Securities...................      47,996       67,823
 Deficit.........................................  (2,308,414)  (2,420,441)
                                                  -----------  -----------
  Stockholders' Equity (Deficiency)..............  (1,688,334)  (1,215,951)
                                                  -----------  -----------
    Total........................................ $ 2,084,736  $ 3,357,334
                                                  ===========  ===========

Note: Please See Part II, Item 8 for Detail for Activity Occurring in the Registrant's Equity Section.

                See Notes to Consolidated Financial Statements.

                                                                     SCHEDULE IV

                         CONTINENTAL CABLEVISION, INC.
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   YEAR ENDED DECEMBER 31,
                                                -------------------------------
                                                  1993       1994       1995
                                                ---------  ---------  ---------
Revenues......................................  $     --   $     --   $     --
Costs and Expenses:
 Selling, General and Administrative..........        600        520        412
 Depreciation and Amortization................         88        162        320
 Restricted Stock Purchase Program............     11,004     11,316     12,005
                                                ---------  ---------  ---------
  Total.......................................     11,692     11,998     12,737
                                                ---------  ---------  ---------
Operating Income (Loss).......................    (11,692)   (11,998)   (12,737)
                                                ---------  ---------  ---------
Other (Income) Expense:
 Interest Expense.............................    264,993    305,529    346,537
 Interest Income from Affiliates..............   (264,993)  (305,529)  (346,537)
 Equity in Net Income of Affiliates...........    202,718     60,814    103,780
 Minority Interest in Net Income (Loss) of
  Affiliates..................................        184       (205)       (39)
 Other........................................         (5)       769        549
                                                ---------  ---------  ---------
  Total.......................................    202,897     61,378    104,290
                                                ---------  ---------  ---------
Loss Before Income Taxes, Extraordinary Item
 and Cumulative Effect of Change in Accounting
 for Income Taxes.............................   (214,589)   (73,376)  (117,027)
Income Tax Benefit............................     (4,443)    (4,800)    (5,000)
                                                ---------  ---------  ---------
Loss Before Extraordinary Item and Cumulative
 Effect of Change in Accounting for Income
 Taxes........................................   (210,146)   (68,576)  (112,027)
Extraordinary Item, Net of Income Taxes.......        --     (18,265)       --
                                                ---------  ---------  ---------
Loss before Cumulative Effect of Change in
 Accounting for Income Taxes..................   (210,146)   (86,841)  (112,027)
Cumulative Effect of Change in Accounting for
 Income Taxes.................................       (624)       --         --
                                                ---------  ---------  ---------
Net Loss......................................   (210,770)   (86,841)  (112,027)
Preferred Stock Preferences...................    (34,115)   (36,800)   (39,802)
                                                ---------  ---------  ---------
Loss Applicable to Common Stockholders........  $(244,885) $(123,641) $(151,829)
                                                =========  =========  =========
Loss Per Common Share:
 Loss Before Extraordinary Item...............  $   (2.14) $   (0.92) $   (1.22)
 Extraordinary Item, Net of Income Taxes......        --       (0.16)       --
 Cumulative Effect of Change in Accounting for
  Income Taxes................................      (0.01)       --         --
                                                ---------  ---------  ---------
 Net Loss.....................................  $   (2.15) $   (1.08) $   (1.22)
                                                =========  =========  =========

                See Notes to Consolidated Financial Statements.

                                                                     SCHEDULE IV

                         CONTINENTAL CABLEVISION, INC.
                             (PARENT COMPANY ONLY)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                 YEAR ENDED DECEMBER 31,
                                             ---------------------------------
                                                1993        1994       1995
                                             -----------  ---------  ---------
OPERATING ACTIVITIES:
 Net loss................................... $  (210,770) $ (86,841) $(112,027)
 Adjustments to Reconcile Net Loss to Net
  Cash Used for Operating Activities:
   Extraordinary Item.......................         --      18,265        --
   Cumulative Effect of Change in Accounting
    for Income Taxes........................         624        --         --
   Depreciation and Amortization............          88        162        320
   Restricted Stock Purchase Program........      11,004     11,316     12,005
   Equity in Net Income of Affiliates and
    Subsidiaries............................     202,718     60,814    103,780
   Minority Interest In Net Income (Loss) of
    Affiliates..............................         184       (205)       (39)
   Deferred Income Taxes....................      (4,443)    (4,800)    (5,000)
   Change in Working Capital Items..........      17,679        696     (9,456)
                                             -----------  ---------  ---------
NET CASH USED FOR OPERATING ACTIVITIES......      17,084       (593)   (10,417)
                                             -----------  ---------  ---------
FINANCING ACTIVITIES:
 Proceeds from Borrowings...................   1,393,474    618,629    812,888
 Repayment of Borrowings....................  (1,038,606)  (346,500)   (24,250)
 Premium Paid on Extinguishment of Debt.....         --     (20,924)       --
 Issuance of Common Stock...................      46,500     30,500        --
 Repurchase of Common Stock and Redeemable
  Common Stock..............................     (31,232)    (4,755)       --
                                             -----------  ---------  ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES...     370,136    276,950    788,638
                                             -----------  ---------  ---------
INVESTING ACTIVITIES:
 Fixed and Intangible Assets................     (31,030)    (9,736)    (8,913)
 Advances to Affiliates and Subsidiaries--
  net.......................................    (246,926)  (379,639)  (770,019)
                                             -----------  ---------  ---------
NET CASH USED FOR INVESTING ACTIVITIES......    (277,956)  (389,375)  (778,932)
                                             -----------  ---------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS................................     109,264   (113,018)      (711)
BALANCE AT BEGINNING OF YEAR................       4,483    113,747        729
                                             -----------  ---------  ---------
BALANCE AT END OF YEAR...................... $   113,747  $     729  $      18
                                             ===========  =========  =========

                See Notes to Consolidated Financial Statements.