Form 10-Q
period 1995-03-31
CONTINENTAL CABLEVISION INC
filed 1996-05-15
CIK 355069

==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

                                      OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ______________________


                Commission file number         33-57471


                         CONTINENTAL CABLEVISION, INC.
            (Exact name of registrant as specified in its charter)


               DELAWARE                                NO. 04-2370836
       (State of Incorporation)            (I.R.S. Employer Identification No.)



           THE PILOT HOUSE, LEWIS WHARF, BOSTON, MASSACHUSETTS 02110
              (Address of principal executive office) (Zip Code)


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

                              YES __X__  NO _____


    Number of Common Shares outstanding at the latest practicable date, May 10, 1996:


     Class                                    Par Value     Shares Outstanding
     -----                                    ---------     ------------------
Class A Common Stock.......................     $.01          39,101,223
Class B Common Stock.......................     $.01         109,448,671


=============================================================================

                        CONTINENTAL CABLEVISION, INC.

                                  FORM 10-Q

                                March 31, 1996

                                    INDEX

                                                                   Page
                                                                   ----
PART I. Financial Information....................................

Item 1.  Financial Statements....................................

         Condensed Consolidated Balance Sheets--December 31, 1995
          and March 31, 1996.....................................    3

         Condensed Statements of Consolidated Operations--Three
          Months Ended March 31, 1995 and 1996...................    4

         Condensed Statements of Consolidated Cash Flows--Three
          Months Ended March 31, 1995 and 1996...................    5

         Condensed Statement of Consolidated Stockholders'
         Equity (Deficiency)--Three Months Ended
         March 31, 1996..........................................    6

         Notes to Condensed Consolidated Financial Statements....    7

Item 2.  Management's Discussion and Analysis of Operations and
          Financial Condition....................................   16

PART II. Other Information.......................................

Item 6.  Exhibits and Reports on Form 8-K........................   20

Signatures.......................................................   21



                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------

                                  A S S E T S
                                  ===========

                                                                      December 31,            March 31,
                                                                         1995                   1996
                                                                      -------------         -------------
                                                                                (In Thousands)
Cash                                                                  $    18,551           $    12,874
Accounts Receivable - net                                                 110,132                90,604
Prepaid Expenses and Other                                                  9,967                 8,645
Supplies                                                                   88,687                98,273
Marketable Equity Securities                                              151,378               158,287
Investments                                                               538,352               545,880
Property, Plant and Equipment - net                                     2,107,473             2,153,006
Intangible Assets - net                                                 1,902,796             1,874,735
Other Assets - net                                                        153,257               152,111
                                                                      -----------           -----------
         TOTAL                                                        $ 5,080,593           $ 5,094,415
                                                                      ===========           ===========

                         L I A B I L I T I E S  A N D
                     S T O C K H O L D E R S'  E Q U I T Y
                             (D E F I C I E N C Y)
                     =====================================
Accounts Payable                                                      $    96,833           $    77,925

Accrued Interest                                                           86,977                69,100

Accrued and Other Liabilities                                             238,343               229,408

Debt                                                                    5,285,159             5,403,296

Deferred Income Taxes                                                     307,041               290,576

Commitments and Contingencies

Minority Interest in Subsidiaries                                          26,056                27,658

Redeemable Common Stock, $.01 par value;
  16,684,150 shares outstanding                                           256,135               263,139

Stockholders' Equity (Deficiency):
  Preferred Stock, $.01 par value; 198,857,142 shares
    authorized; none outstanding                                              -                     -
  Series A Convertible Preferred Stock, $.01 par value;
    1,142,858 shares authorized and outstanding;
    liquidation preference - $527,578,000 and $538,080,000                     11                    11
  Class A Common Stock, $.01 par value; 425,000,000
    shares authorized; 38,780,694 and 38,780,773 shares
    outstanding                                                               388                   388
  Class B Common Stock, $.01 par value; 200,000,000
    shares authorized; 92,572,000 and 93,084,971 shares
    outstanding                                                               926                   931
  Additional Paid-In Capital                                            1,181,193             1,185,248
  Unearned Compensation                                                   (45,851)              (53,104)
  Net Unrealized Holding Gain on Marketable Equity Securitie               67,823                71,951
  Deficit                                                              (2,420,441)           (2,472,112)
                                                                     ------------          ------------

        Stockholders' Equity (Deficiency)                              (1,215,951)           (1,266,687)
                                                                     ------------          ------------

            TOTAL                                                    $  5,080,593          $  5,094,415
                                                                     ============          ============

           See Notes to Condensed Consolidated Financial Statements.

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
- --------------------------------------------------------------------------------

                                                                Three months ended
                                                                      March 31,
                                                            ---------------------------
                                                               1995             1996
                                                            ----------       ----------
                                                               (In Thousands, except
                                                                 per share amounts)
Revenues                                                      $318,576        $466,384

Costs and Expenses:
  Operating                                                    110,732         166,436
  Selling, General and Administrative                           71,380         110,575
  Restricted Stock Purchase Program                              2,850           3,994
  Depreciation and Amortization                                 74,422         113,029
                                                              --------        --------

    Total                                                      259,384         394,034
                                                              --------        --------

Operating Income                                                59,192          72,350
                                                              --------        --------

Other (Income) Expense:
  Interest                                                      83,423         116,322
  Equity in Net Loss of Affiliates                              10,668          22,393
  Gain on Sale of Marketable Equity Securities                 (23,032)            -
  Gain on Sale of Investment                                    (1,035)            -
  Minority Interest in Net Income of Subsidiaries                  -               173
  Dividend Income                                                 (173)            (49)
  Other                                                            241           4,051
                                                              --------        --------

    Total                                                       70,092         142,890
                                                              --------        --------

Loss Before Income Taxes                                       (10,900)        (70,540)

Income Tax Benefit                                              (3,998)        (18,869)
                                                              --------        --------

Net Loss                                                        (6,902)        (51,671)
                                                              --------        --------

Preferred Stock Preferences                                     (9,603)        (10,502)
                                                              --------        --------

Loss Applicable to Common Stockholders                        $(16,505)       $(62,173)
                                                              ========        ========

Loss Per Common Share                                         $  (0.14)       $  (0.42)
                                                              ========        ========



           See Notes to Condensed Consolidated Financial Statements.

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
- --------------------------------------------------------------------------------

                                                                            Three Months Ended
                                                                                 March 31,
                                                                        -----------------------------
                                                                          1995                 1996
                                                                        --------             --------
                                                                              (In Thousands)
OPERATING ACTIVITIES:
  Net Loss                                                                $  (6,902)        $ (51,671)
  Adjustments to Reconcile Net Loss to Net
     Cash Provided from Operating Activities:
       Depreciation and Amortization                                         74,422           113,029
       Restricted Stock Purchase Program                                      2,850             3,994
       Amortization of Deferred Financing Costs                               2,633             2,618
       Equity in Net Loss of Affiliates                                      10,668            22,393
       Gain on Sale of Marketable Equity Securities                         (23,032)              -
       Gain on Sale of Investments                                           (1,035)              -
       Minority Interest in Net Income of Subsidiaries                          -                 173
       Deferred Income Taxes                                                 (4,373)          (19,246)
       Accrued Interest                                                     (36,544)          (17,877)
       Accounts Payable, Accrued and Other Liabilities                      (23,997)          (23,667)
       Other Working Capital Changes                                          5,990            17,905
                                                                          ---------         ---------

NET CASH PROVIDED FROM OPERATING ACTIVITIES                                     680            47,651
                                                                          ---------         ---------

FINANCING ACTIVITIES:
  Proceeds from Borrowings                                                  224,000           335,092
  Repayment of Borrowings                                                   (72,103)         (221,718)
  Increase in Minority Interests                                                350             1,427
  Issuance of Common Stock                                                      -                   5
                                                                          ---------         ---------

NET CASH PROVIDED FROM FINANCING ACTIVITIES                                 152,247           114,806
                                                                          ---------         ---------
INVESTING ACTIVITIES:
  Property, Plant and Equipment                                            (109,559)         (133,679)
  Investments                                                               (37,643)          (30,174)
  Other Assets                                                              (34,604)           (4,281)
  Proceeds from Sale of Marketable Equity Securities                         27,357               -
  Proceeds from Sale of Investment - net                                      1,181               -
                                                                          ---------         ---------

NET CASH USED FOR INVESTING ACTIVITIES                                     (153,268)         (168,134)
                                                                          ---------         ---------

NET DECREASE IN CASH                                                           (341)           (5,677)


BALANCE AT BEGINNING OF PERIOD                                               11,564            18,551
                                                                          ---------         ---------

BALANCE AT END OF PERIOD                                                  $  11,223         $  12,874
                                                                          =========         =========

           See Notes to Condensed Consolidated Financial Statements.

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

     CONDENSED STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)


                                     Series A       Common Stock                                    Net Unrealized
                                    Convertible   ----------------    Additional                    Holding Gain on
                                     Preferred    Class      Class     Paid-In       Unearned      Marketable Equity
                                       Stock        A          B       Capital     Compensation       Securities        Deficit
                                    -----------   -----      -----    ----------   ------------    -----------------    -------
                                                                          (In Thousands)
Balance, January 1, 1996              $11         $388       $926     $1,181,193     $(45,851)         $67,823        $(2,420,441)

Net Loss                               --           --         --             --           --               --            (51,671)

Accretion of Redeemable
  Common Stock                         --           --         --         (7,004)          --               --                 --

Restricted Stock Purchase Program:
  Stock Issued                         --           --          5         12,434      (12,434)              --                 --
  Stock Vested                         --           --         --             --        3,994               --                 --
  Stock Forfeited                      --           --         --         (1,187)       1,187               --                 --
  Stock Exchanged for Loans            --           --         --           (188)          --               --                 --

Change in Unrealized Gain, net of
  income taxes of $2,781               --           --         --             --           --            4,128                 --
                                      ---         ----       ----     ----------     --------          -------        -----------
Balance, March 31, 1996               $11         $388       $931     $1,185,248     $(53,104)         $71,951        $(2,472,112)
                                      ===         ====       ====     ==========     ========          =======        ===========



           See Notes to Condensed Consolidated Financial Statements.

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------


1.   SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation
     ---------------------

     The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for such periods. The results of operations and cash flows for any interim periods are not necessarily indicative of results for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Form 10-K filed with the Securities and Exchange Commission.

     Intangible and Other Assets
     ---------------------------

     Intangible assets consist primarily of franchise costs and goodwill recorded in various acquisitions. Other assets represent deferred financing costs and loans to employees (see Note 9). Intangible assets are amortized over 10 to 40 years. Accumulated amortization aggregated $838,317,000 at March 31, 1996.

     Derivative Financial Instruments
     --------------------------------

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

     Loss per Common Share
     ---------------------

     Loss per common share is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding of 117,343,000 and 148,323,000 for the three months ended March 31, 1995 and 1996, respectively. Shares of the Series A Convertible Preferred Stock were not assumed to be converted into shares of common stock since the result would be anti-dilutive.

2.   SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

     The following represents non-cash investing and financing activities and cash paid for interest and income taxes (in thousands):

                                                                      Three Months Ended
                                                                            March 31,
                                                                --------------------------------
                                                                  1995                    1996
                                                                --------                --------
     Accretion of Redeemable Common Stock                       $  5,105                $  7,004
                                                                ========                ========

     Accretion of Series A Convertible Preferred Stock          $  9,603                $ 10,502
                                                                ========                ========

     Cash Paid During the Period for Interest                   $121,889                $134,958
                                                                ========                ========

     Cash Paid During the Period for Income Taxes               $    523                $    401
                                                                ========                ========

3.   ACQUISITIONS

       The Company purchased cable television systems in the Chicago, Illinois area for approximately $168,500,000 in August 1995 and cable television systems in California for approximately $17,000,000 in September 1995. In October 1995, the Company purchased cable television systems in Michigan for approximately $155,000,000. Also, in October 1995, the Company, Providence Journal, King Holding Corporation, King Broadcasting Company and The Providence Journal Company consummated a merger (the Merger) in which the Providence Journal (which at the time of the Merger included only the Providence Journal cable businesses and assets) was merged with and into the Company. In connection with the Merger, the Company purchased the cable television businesses and assets of King Broadcasting Company (the King Cable Assets, and collectively with Providence Journal, Providence Journal Cable). The total consideration involved in the Merger consisted of $405,000,000 in cash, the repayment of approximately $410,000,000 of existing indebtedness (see Note 6) and the issuance of 30,142,394 shares of the Company's Class A common stock at an ascribed value of $584,762,000. In December 1995, the Company purchased for $88,000,000 in cash the non-owned interests in and discharged certain liabilities of N-Com Limited Partnership II (N-Com), which owns and operates cable television systems in Michigan.

     In February 1996, the Company signed a definitive Agreement and Plan of Merger (the Merger Agreement) providing for the merger of the Company with and into U S WEST, Inc. The Merger Agreement provides for the stockholders of the Company to receive a combination of cash and securities of U S WEST, Inc. valued at approximately $5.3 billion in exchange for all of the outstanding stock of the Company. Additionally, U S WEST, Inc. will assume the Company's outstanding indebtedness and other liabilities. The merger is contingent upon the receipt of, among other things, regulatory approvals and approval from the Company's stockholders.

     In March 1996, the Company entered into a purchase agreement to acquire the non-owned interests in and discharge or assume certain liabilities of Meredith/New Heritage Strategic Partners, L.P. (M/NH) for approximately $219,200,000. M/NH operates cable systems in the Minneapolis/St. Paul area.

4.   MARKETABLE EQUITY SECURITIES

     Marketable equity securities have an aggregate cost basis of $37,837,000 as of March 31, 1996.

5.   INVESTMENTS

     The Company's investments consist of the following (in thousands):

                                                                              Carrying Value
                                                                       ----------------------------
                                                  Approximate          December 31,     March 31,
                                                   Ownership              1995            1996
                                                  -----------          ----------     -------------
     Equity Method Investments:
       Teleport Communications
          Group, Inc. (TCG) and TCG Partners          20%               $100,058        $ 96,359
       Regional TCG Partnerships                  10%-30%                 45,603          48,795
       PrimeStar Partners L.P. (PrimeStar)            10%                 16,311          17,700
       Fintelco, S.A.                                 50%                164,144         157,818
       Optus Vision Pty Ltd (Optus Vision)            47%                150,232         159,138
       Singapore Cablevision Private
          Limited (SCV)                               25%                 15,023          14,029
       Other                                      20%-50%                 11,318          16,078
                                                                        --------        --------
                                                                         502,689         509,917
     Cost Method Investments                                              35,663          35,963
                                                                        --------        --------
            Total                                                       $538,352        $545,880
                                                                        ========        ========

     A wholly owned subsidiary of the Company has issued a standby letter of credit of $70,625,000 on behalf of PrimeStar, a limited partnership that provides direct broadcast satellite services. The standby letter of credit guarantees a portion of the financing PrimeStar incurred to construct a successor satellite system and is collateralized by marketable equity securities with a carrying value of $158,287,000 as of March 31, 1996. As a result of the commitments and other qualitative factors, the Company accounts for its investment in PrimeStar using the equity method.

     The major components of all equity method investees' combined financial position and results of operations are as follows (the Company's proportionate share for the periods which the investments are owned is reflected in thousands):

                                              March 31,
                                                1996
                                         -------------------
     Total Assets                            $872,000
     Total Liabilities                        554,000
     Equity                                   318,000

                                          Three Months Ended
                                              March 31,
                                                1996
                                         -------------------

     Revenues                                $ 68,000
     Depreciation and Amortization             16,000
     Operating Loss                           (12,000)
     Net Loss                                 (25,000)

6.   DEBT

     Total debt outstanding is as follows (in thousands):

                                     December 31,          March 31,
                                         1995                1996
                                     ------------         -----------
     1994 Credit Facility            $1,586,200           $1,808,292
     1995 Credit Facility             1,039,000            1,045,000
     Insurance Company Notes            125,750              112,500
     Senior Notes and Debentures      2,000,000            2,000,000
     Subordinated Debt                  500,000              400,000
     Other                               34,209               37,504
                                     ----------           ----------
       Total                         $5,285,159           $5,403,296
                                     ==========           ==========

     Credit availability under the Company's $2,200,000,000 unsecured reducing revolver credit agreement (the 1994 Credit Facility) will decrease annually commencing December 1997 with a final maturity in October 2003. Borrowings under the 1994 Credit Facility bear interest at a rate between the agent bank's prime rate and prime plus 1/2%, depending on certain financial tests. At the Company's option, most borrowings bear interest at spreads over LIBOR. The Company's obligations under the 1994 Credit Facility are guaranteed by the Company's Restricted Subsidiaries (collectively with the Company, the Restricted Group), which represent the majority of the Company's owned and operated cable systems, excluding those acquired in the Providence Journal Cable and Michigan acquisitions during 1995 (collectively, the New Borrowing Group) (see Note 3). Prepayments are required from the proceeds of certain sales of Restricted Subsidiaries' assets.

     During 1995, certain of the Company's subsidiaries entered into a $1,200,000,000 unsecured reducing revolver credit facility (the 1995 Credit Facility). Initial borrowings under the 1995 Credit Facility were utilized to finance the acquisitions of the Providence Journal Cable and the Michigan cable systems. Credit availability under the 1995 Credit Facility will decrease annually commencing in December 1998 with a final maturity in September 2004. Borrowings under the 1995 Credit Facility bear interest at the agent bank's prime rate plus 1/2%, depending on certain financial tests. At the New Borrowing Group's option, most borrowings bear interest at spreads over LIBOR. The New Borrowing Group's obligations under the 1995 Credit Facility are guaranteed by substantially all of the New Borrowing Group subsidiaries. Prepayments are required from the proceeds of certain sales of New Borrowing Group assets.

     The Company's Insurance Company Notes are unsecured, bear interest at 10.12%, require increasing semi-annual repayments through July 1, 1999 and rank pari passu in right of payment with the 1994 Credit Facility.

     The Company's unsecured Senior Notes and Debentures rank pari passu in right of payment with the Insurance Company Notes and 1994 Credit Facility (collectively, the Company's Senior Debt) and are non-redeemable prior to maturity, except for the 9 1/2% Senior Debentures. The 9 1/2% Senior Debentures are redeemable at the Company's option at par plus declining premiums beginning in 2005. In addition, at any time prior to August 1996, the Company may redeem a portion of the 9 1/2% Senior Debentures at a premium with the proceeds from any offering by the Company of its capital stock. No sinking fund is required for any of the Senior Notes and Debentures. The Senior Notes and Debentures consist of the following (in thousands):

                                       December 31,       March 31,
                                          1995              1996
                                       ------------     -------------
    8-1/2% Senior Notes,
      Due September 15, 2001           $  200,000        $  200,000
    8-5/8% Senior Notes,
      Due August 15, 2003                 100,000           100,000
    8-7/8% Senior Debentures,
      Due September 15, 2005              275,000           275,000
    8.30% Senior Notes,
      Due May 15, 2006                    600,000           600,000
    9% Senior Debentures,
      Due September 1, 2008               300,000           300,000
    9-1/2% Senior Debentures,
      Due August 1, 2013                  525,000           525,000
                                       ----------        ----------
        Total                          $2,000,000        $2,000,000
                                       ==========        ==========

     The Company's Senior Debt limits the Restricted Group with respect to, among other things, payment of dividends and the repurchase of capital stock in an aggregate amount in excess of $784,000,000, the creation of liens and additional indebtedness, property dispositions, investments and leases, and requires certain minimum ratios of cash flow to debt and cash flow to related fixed charges. In addition, the 1995 Credit Facility has similar limitations with respect to the New Borrowing Group.

     The Company's Subordinated Debt is redeemable at the Company's option at par plus declining premiums at various dates, and is subordinated to the Company's Senior Debt. Subordinated Debt consists of the following (in thousands):

                                              December 31,       March 31,
                                                 1995              1996
                                              ------------       -----------
     10-5/8% Senior Subordinated Notes,
       Due June 15, 2002                      $100,000          $100,000
     Senior Subordinated Floating Rate
       Debentures, Due November 1, 2004        100,000               -
     11% Senior Subordinated
       Debentures, Due June 1, 2007            300,000           300,000
                                              --------          --------

        Total                                 $500,000          $400,000
                                              ========          ========

     In February 1996, the Company redeemed the Senior Subordinated Floating Rate Debentures for a price equal to the principal amount plus accrued interest thereon.

     Derivative financial instruments used to manage interest rate risk include Swaps and Caps. The following table summarizes the terms of the Company's Swaps and Caps as of March 31, 1996:

                                                                          Average
                                   Notional Amount      Maturities     Interest Rate
                                   ---------------      ----------     -------------
                                   (In Thousands)
     Fixed to Variable Swaps         $1,425,000         1998-2003           5.9%

     Variable to Fixed Swaps          1,100,000         1996-2000           8.7%

     Caps                             1,100,000         1996-1998           7.7%

     The Company's credit risk if the counterparties failed to perform under these agreements would be limited to the periodic settlement of amounts receivable under these agreements.

7.   REDEEMABLE COMMON STOCK

     Pursuant to a Stock Liquidation Agreement with certain stockholders (the Selling Stockholders), the Company committed to repurchase shares of its common stock (Redeemable Common Stock) in December 1998 or January 1999 at a defined purchase price (Purchase Price). The Purchase Price is the greater of the estimated amount of net proceeds per share from an underwritten public offering of the Company's common stock or the net proceeds per share from the liquidation, sale or merger of the Company less a 22.5% discount.

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


8.   STOCKHOLDERS' EQUITY (DEFICIENCY)

     At March 31, 1996, there were 39,101,223 and 109,448,671 shares of Class A and Class B common stock outstanding, respectively. Stockholders' Equity (Deficiency) reflects only 38,780,773 and 93,084,971 shares of Class A and Class B common stock outstanding, respectively, due to the classification of 16,684,150 shares as Redeemable Common Stock. Class A common stock has one vote per share and Class B common stock has ten votes per share.

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

     The Convertible Preferred has a liquidation preference equal to the greater of its Accreted Value or the amount which would be distributed to common stockholders, assuming conversion of the Convertible Preferred. The Accreted Value assumes a yield of 8% per annum, compounded semi-annually in arrears on the $350 purchase price per share. During the period, the carrying value of the Convertible Preferred has been increased by $10,502,000 to reflect the Accreted Value of $538,080,000 as of March 31, 1996.

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

9.   RESTRICTED STOCK PURCHASE PROGRAM

     The Company maintains a Restricted Stock Purchase Program under which certain employees of the Company, selected by the Board of Directors, are permitted to buy shares of the Company's common stock at the par value of one cent per share. The shares remain wholly or partly subject to forfeiture for up to seven years, during which time a pro rata portion of the shares becomes "vested" at six-month intervals. Upon termination of employment with the Company, an employee must resell to the Company, for the price paid by the employee, the employee's shares which are not then vested. For financial statements presentation, the difference between the purchase price and the fair market value at the date of issuance (as determined by the Board of Directors) is recorded as additional paid in capital and unearned compensation, and charged to operations through 2001 as the shares vest. Shares of common stock issued under the program for the period ended March 31, 1996 were 576,075. At March 31, 1996, 2,974,013 shares were not yet vested. In connection with the Restricted Stock Purchase Program, a wholly owned subsidiary of the Company has loaned approximately $27,372,738 at March 31, 1996 to the participating employees to fund their individual tax liabilities. These loans are due in 2002, bear interest at a range from 5% to 8% and are included in Other Assets in the accompanying financial statements.

10.  LEGISLATION AND REGULATION

     Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), the FCC in April 1993 promulgated rate regulations that establish maximum allowable rates for cable television services, except for services offered on a per-channel or per-program basis. The FCC's regulations require rates for equipment and installations to be cost-based, and require reasonable rates for regulated cable television services to be established based on, at the election of the cable television operator, either application of the FCC's benchmark formula or a cost-of-service showing pursuant to standards adopted by the FCC. In addition, the FCC regulations limit future rate increases for regulated services.

    On August 3, 1995, a social contract between the Company and the FCC (the Social Contract) was adopted. The Social Contract is a six-year agreement covering all of the Company's existing franchises (except franchises acquired in 1995), including those that were unregulated at the time, and settled the Company's pending cost-of-service rate cases and benchmark cable programming service tier (CPS) rate cases. As part of the resolution of these cases, the Company agreed to, among other things, (i) invest at least $1.35 billion in domestic system rebuilds and upgrades through 2000 to expand channel capacity and improve system reliability and picture quality, (ii) reduce its benchmark broadcast service tier (BBT) service rates and (iii) make in-kind refunds to affected subscribers totaling approximately $9.5 million in retail value. The resolution of pending rate cases was without any finding by the FCC of any wrongdoing by the Company.

     On March 6, 1996, a proposed amendment to the Social Contract (the Social Contract Amendment) was released by the FCC for public comment. If adopted, the Social Contract Amendment would incorporate all franchises acquired during 1995 (see Note 3) into the Social Contract, and settle all CPS-rate cases of the acquired franchises. The Social Contract Amendment provides for cash refunds of $1.6 million (for which reserves have been recorded) and increases the Company's investment commitment in domestic system rebuilds and upgrades from $1.35 billion to $1.7 billion.

     The Social Contract also provides for its termination in the future if the laws and regulations applicable to services offered in any of the Company's franchises change in a manner that would have a material favorable financial impact on the Company. In that instance, the Company may petition the FCC to terminate the Social Contract.

     In February 1996, the 1996 Telecommunications Act was enacted into law. The 1996 Telecommunications Act modifies various provisions of the Communications Act of 1934, the 1984 Cable Act and the 1992 Cable Act, with the intent of establishing a pro-competitive, deregulatory policy framework for the telecommunications industry. Among other provisions, the 1996 Telecommunications Act sets March 31, 1999 as the date for removal of CPS-tier rate regulations, allows telephone companies to build and operate cable systems in their local markets, and sets forth the conditions for voice and data competition in the local telephone market. The Company at this time cannot predict the full effect that the 1996 Telecommunications Act or the FCC's implementing regulations may have on its operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 1995 and 1996.

     The Company is a leading provider of broadband communications services. The Company's operations consist primarily of U.S. cable television systems with complementary operations and investments in three other areas: (i) international broadband communications ventures; (ii) interests in the telecommunications and technology industries, including companies offering competitive-access telephony and DBS service; and (iii) interests in programming services.

     During 1995, the Company completed a series of acquisitions of cable systems in the United States, the most significant of which was the acquisition of the cable television businesses and assets of Providence Journal (the "Providence Journal Merger").

     Proposed Merger with U S WEST, Inc. On February 27, 1996, the Company entered into a definitive merger agreement with U S WEST, Inc. ("U S WEST"), providing for the merger of the Company with and into U S WEST (the "Merger"). As a result of the Merger, the Company's operations will become part of U S WEST Media Group, a leading global media and telecommunications company.

     The Merger is expected to close in the fourth quarter of 1996. The consummation of the Merger is subject to various conditions, including, but not limited to, regulatory approvals and votes by the Company's stockholders. Certain major stockholders have agreed to vote in favor of the Merger and other related matters. However, no assurances can be given that the Merger will occur, or occur in the foregoing manner.

     Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995. Revenues increased 46.4% (or $147.8 million) to $466.4 million. The acquisition of cable television systems during 1995 serving a total of approximately 1,009,000 basic subscribers as of the acquisition dates, accounted for $105.5 million of such revenue increase. Excluding the effects of the foregoing acquisitions, revenues increased 13.3% (or $42.3 million) as a result of a 2.7% increase in ending basic cable subscribers, an increase in cable revenue per average basic subscriber and increases in DBS-service revenues. Excluding the foregoing acquisitions and DBS-service revenues, monthly cable revenue per average basic subscriber increased from $35.32 to $37.95. The $2.63 increase in monthly cable revenue per average basic subscriber reflects: (i) increases in rates and the addition of new channels, and (ii) an increase in premium and other revenue categories. Revenues from premium cable services increased by $334,000 to $63.4 million (excluding the foregoing acquisitions and DBS services) due to an increase in premium subscriptions. The increase in revenues (excluding the foregoing acquisitions and DBS services) was also due to a $2.6 million increase in advertising revenues to $16.7 million, a $1.6 million increase in home shopping revenues to $6.0 million and a $3.1 million increase in pay-per-view revenues to $8.3 million. Revenues from DBS services increased by $9.1 million to $15.3 million principally as a result of a 55,000 increase in the number of DBS-service customers to approximately 91,000 as of March 31, 1996.

     Operating, selling, general and administrative expenses increased 52.1% to $277.0 million due primarily to the foregoing acquisitions, the provision of DBS service, and increases in programming costs and wages. Depreciation and amortization expenses increased 51.9% to $113.0 million due to the foregoing acquisitions and increased levels of capital expenditures. Non-cash stock compensation (Restricted Stock Purchase Program expense) increased 40.1% to $4.0 million due to the vesting of a greater number of shares issued under the Company's Restricted Stock Purchase Program as compared to 1995. Operating income increased 22.2% to $72.4 million. Interest expense increased 39.4% to $116.3 million as a result of a 25.0% increase in average debt outstanding. The effective interest rate decreased from 9.5% to 8.7%. Other (income) expenses include equity in net loss of affiliates, which increased from $10.7 million to $22.4 million primarily due to the Company recording its proportionate share of losses from its international investments in Australia, Argentina, and Singapore and its investments in TCG and The Golf Channel. The effective tax rate is lower for the three months ended March 31, 1996 since tax benefits are not recorded for the equity in net loss of foreign affiliates.

     As a result of such factors, the net loss for the three months ended March 31, 1996 compared to the same period in 1995 increased by $44.8 million to $51.7 million.

     EBITDA. Based on its experience in the cable television industry, the Company believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA should not be considered as an alternative to operating or net income (measured in accordance with GAAP) as an indicator of the Company's performance or as an alternative to cash flows from operating activities (measured in accordance with GAAP) as a measure of the Company's liquidity. For the three months ended March 31, 1996, EBITDA increased 38.8% to $189.4 million, as compared to the same period in 1995. Excluding the effects of the acquisitions of cable television systems during 1995, EBITDA increased 10.2%. DBS service accounted for approximately $0.7 million and $2.1 million of EBITDA for the three months ended March 31, 1995 and 1996, respectively. The remaining increase in EBITDA for the three months ended March 31, 1996 (excluding the effects of the acquisitions) was the result of increases in revenues.

     LIQUIDITY AND CAPITAL RESOURCES

     The following table sets forth for the period indicated certain items from the Company's Condensed Statement of Consolidated Cash Flows:

                                                   Three Months
                                                       Ended
                                                     March 31,
                                                       1996
                                                       ----
          Net cash provided from operating           $  47,651
             activities...........................   =========
          Net cash provided from financing
             activities:
               Net borrowings.....................   $ 113,374
               Other..............................       1,432
                                                     ---------
                   Total..........................   $ 114,806
                                                     =========
          Net cash used for investing activities:
               Property, plant and equipment......   $(133,679)
               Investments........................     (30,174)
               Other assets.......................      (4,281)
                                                     ---------
                   Total..........................   $(168,134)
                                                     =========

     Credit Arrangements of the Company. On March 31, 1996, the Company had cash on hand of $12.9 million and the following credit arrangements: (i) approximately $1.8 billion outstanding under a $2.2 billion reducing revolving credit facility (the "1994 Credit Facility"), (ii) approximately $1.1 billion outstanding under a $1.2 billion reducing revolving credit facility (the "1995 Credit Facility"); (iii) $112.5 million of 10.12% Senior Notes Due 1999 to the Prudential Life Insurance Company; (iv) $200.0 million of 8 1/2% Senior Notes Due 2001; (v) $100.0 million of 8 5/8% Senior Notes Due 2003; (vi) $275.0 million of 8 7/8% Senior Debentures Due 2005; (vii) $600.0 million of the 8.30% Senior Notes Due 2006; (viii) $300.0 million of 9% Senior Debentures Due 2008;
(ix) $525.0 million of 9 1/2% Senior Debentures Due 2013; (x) $100.0 million of 10 5/8% Senior Subordinated Notes Due 2002; and (xi) $300.0 million of 11% Senior Subordinated Debentures Due 2007. Other miscellaneous debt was approximately $37.5 million as of March 31, 1996. As of May 10, 1996, there was credit availability of approximately $346.2 million and $139.5 million under the 1994 Credit Facility and the 1995 Credit Facility, respectively. In February 1996, the Company borrowed funds under the 1994 Credit Facility in order to redeem the entire principal amount of its Senior Subordinated Floating Rate Debentures, plus accrued interest thereon.

     As of March 31, 1996, a subsidiary of the Company had issued a standby letter of credit of approximately $70.6 million on behalf of PrimeStar, which guaranteed a portion of the financing incurred by PrimeStar to construct a successor-satellite system. The letter of credit is secured by certain marketable equity securities with a fair market value of approximately $158.3 million as of March 31, 1996.

     The Company is currently arranging a new short-term revolving credit facility with credit availability of up to $1.0 billion. The Company anticipates closing this transaction in the second quarter of 1996.

     Capital Expenditures and U.S. Acquisitions. The Company's expenditures for property, plant and equipment for the three months ended March 31, 1996 totaled approximately $133.7 million (of which approximately $14.9 million was related to the provision of DBS service and approximately $11.8 million was related to the development of new businesses). The Company anticipates that it will spend during 1996: (i) approximately $529.0 million on capital expenditures for its cable systems (excluding the cable systems to be acquired in 1996 (see below)),
(ii) approximately $85.0 million on capital expenditures for the provision of DBS service and (iii) approximately $120.0 million on capital expenditures for new businesses such as telephony and high-speed data services. However, the Company is continually reevaluating its capital budget based on economic, technological and other factors. In accordance with the recently adopted Social Contract with the FCC, the Company has agreed to invest a minimum of $1.35 billion in system rebuilds and upgrades in the United States through 2000 to expand channel capacity and improve system reliability and picture quality. Under the Social Contract Amendment, which was recently released by the FCC for public comment, the Company would agree to increase the minimum investment to $1.7 billion, in order to incorporate into the Social Contract the cable systems acquired in the Providence Journal Merger and the other cable acquisitions consummated in 1995 (see Note 10 of the Company's Condensed Consolidated Financial Statements).

     The Company has entered into a purchase agreement to acquire the remaining ownership interests and discharge or assume certain liabilities of Meredith/New Heritage Strategic Partners, L.P. ("M/NH") for total consideration of approximately $219.2 million. The acquisition of M/NH is expected to close in the third quarter of 1996. These cable television systems primarily serve communities that are contiguous, or in close proximity, to other cable systems of the Company.

     Investments. For purposes of the Condensed Statements of Consolidated Cash Flows, the Company's investments include, among other things, telecommunications and technology and international.

     International Investments. As of March 31, 1996, the Company had advanced US$150.5 million to Fintelco. In addition, the Company has recorded commitments to contribute an additional US$20.0 million to Fintelco in order to finance a portion of certain acquisitions of Argentine cable television systems. Fintelco entered into a US$140.0 million credit facility in 1995, and is in the process of arranging an aggregate of approximately US$65.0 million in additional credit facilities. Proceeds from such facilities will be used to refinance existing short-term indebtedness and for general corporate purposes, including capital expenditures. Such facilities may reduce the amount of future advances from Fintelco's shareholders, including the Company. No assurance can be given at this time that such additional facilities will be successfully arranged.

     As of March 31, 1996, the Company had invested approximately US$186.8 million in Optus Vision. Optus Vision anticipates at this time that its remaining funding needs will be provided by a combination of equity from the joint venture partners and third-party debt. Optus Vision recently arranged A$230.0 million of short-term credit facilities. Proceeds from such facilities will be used for general corporate purposes, including capital expenditures. Such facilities may reduce the amount of future advances from Optus Vision shareholders, including the Company.

     As of March 31, 1996, the Company had made capital contributions to SCV of US$17.6 million and committed to contribute up to approximately US$27.0 million (based on exchange rates as of March 31, 1996) in additional capital. In addition, the Company has committed to lend up to approximately US$45.0 million (based on exchange rates as of March 31, 1996) to SCV if third-party debt financing is unavailable. SCV has arranged an aggregate of S$176.0 million in senior credit facilities and is in the process of arranging additional senior credit facilities. Such facilities may reduce the amount of future advances from SCV's shareholders, including the Company. No assurance can be given at this time that all such additional facilities will be successfully arranged.

     Investments in Telecommunications and Technology. The Company has made numerous investments which are related to its ownership interests in Teleport Communications Group, Inc. ("TCG") and PrimeStar.

     In 1993, the Company purchased 20% of TCG for a purchase price of $66.0 million. In addition, the Company has committed to lend up to $69.9 million to TCG through 2003, of which $53.8 million was advanced as of March 31, 1996. The Company has also invested $61.9 million in joint ventures involving TCG and other cable television operators. In 1995, TCG entered into a $250.0 million revolving credit facility with a group of financial institutions. Borrowings under the facility may be used for general corporate purposes of TCG, including capital expenditures. TCG recently filed with the Securities and Exchange Commission to publicly register certain debt and equity securities. The Company does not anticipate making any future advances or investments to TCG or joint ventures involving TCG if such public financing transactions are consummated.

     The Company also owns an approximate 10.4% partnership interest in PrimeStar. The Company has made cash investments totaling $28.3 million as of March 31, 1996 to fund PrimeStar's ongoing operations and may in the future make additional investments in PrimeStar.

     Other Financing and Investment Activities. During the three months ended March 31, 1996, the Company invested approximately $4.3 million in other assets which included, among other things, an increase in loans to certain employees to cover tax obligations in connection with the Company's Restricted Stock Purchase Program (see Note 9 of the Company's Condensed Consolidated Financial Statements).

     1998-1999 Share Repurchase Program. The Company is a party to a liquidity agreement (the "Stock Liquidation Agreement") with certain stockholders, including H. Irving Grousbeck (a co-founder of the Company), and the partners of certain general investment limited partnerships managed by Burr, Egan, Deleage & Co. (collectively, the "Subject Stockholders"), pursuant to which the Company has obligations to purchase, and the Subject Stockholders and other stockholders who have elected to have their shares of Common Stock covered thereby ("Redeemable Common Stock") have obligations to sell, such Redeemable Common Stock in 1998 or 1999. The Company's obligation under the Stock Liquidation Agreement is to repurchase approximately 16.7 million shares of Redeemable Common Stock on December 15, 1998 (or January 15, 1999), at each such stockholder's election (see Note 7 of the Company's Condensed Consolidated Financial Statements).

     Capital Resources. Historically, cash generated from the Company's operating activities in conjunction with borrowings and, to a lesser extent, proceeds from private equity issuances have been sufficient to fund the Company's capital expenditures, investments and acquisitions, debt service requirements and stock repurchase obligations. Prior to the consummation of the Merger with U S WEST, the Company anticipates funding its capital expenditures, acquisitions, investments and debt service requirements with cash provided from operating activities and borrowings under existing and new credit facilities. If the Merger is not consummated, the Company anticipates funding its capital needs with cash provided from operating activities, borrowings under existing and new credit facilities and future equity issuances. However, there can be no assurance in this regard. Furthermore, there can be no assurance that the terms available for any future debt or equity financing would be favorable to the Company.

     Recent Legislation. See Note 10 of the Company's Condensed Consolidated Financial Statements.

                                    PART II

                               OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

            11.1 Computation of Earnings (Loss) Per Share

            27   Financial Data Schedules

    (b) Reports on Form 8-K.

            No reports on Form 8-K were filed.

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


                                             Continental Cablevision, Inc.
                                             (Registrant)


DATE  May 15, 1996                           By      /s/ P. Eric Krauss
                                                ---------------------------
                                                       P. Eric Krauss,
                                                Vice President and Treasurer


DATE  May 15, 1996                           By    /s/ Richard A. Hoffstein
                                                ---------------------------
                                                    Richard A. Hoffstein,
                                                 Senior Vice President and
                                                    Corporate Controller