Form 10-Q
period 1996-06-30
CONTINENTAL CABLEVISION INC
filed 1996-08-14
CIK 355069

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to

                        Commission file number 0-20577

                         CONTINENTAL CABLEVISION, INC.
            (Exact name as registrant as specified in its charter)

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


                                 YES  X    NO
                                     ---      ---

     Number of Common Shares outstanding at the latest practicable date, August 2, 1996:

          Class                             Par Value        Shares Outstanding
          -----                             ---------        ------------------
Class A Common Stock.....................     $.01               39,141,224
Class B Common Stock.....................     $.01              109,424,371

================================================================================

                         CONTINENTAL CABLEVISION, INC.

                                   FORM 10-Q

                                 June 30, 1996

                                     INDEX

                                                                            Page
                                                                            ----
PART I.  Financial Information............................................

Item 1. Financial Statements..............................................
     Condensed Consolidated Balance Sheets--December 31, 1995 and
       June 30, 1996......................................................    2
     Condensed Statements of Consolidated Operations--Three and Six
       Months Ended June 30, 1995 and 1996................................    3
     Condensed Statements of Consolidated Cash Flows--Six
       Months Ended June 30, 1995 and 1996................................    4
     Condensed Statement of Consolidated Stockholders'
       Equity (Deficiency)--Six Months Ended June 30, 1996................    5
     Notes to Condensed Consolidated Financial Statements.................    6

Item 2. Management's Discussion and Analysis of Operations and
         Financial Condition..............................................   13

PART II.  Other Information...............................................   17

Item 6.  Exhibits and Reports on Form 8-K.................................   17

Signatures................................................................   18


                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  December 31,    June 30,
                                                                      1995         1996
                                                                      ----         ----
                                                                        (In Thousands)

                                ASSETS
                                ------
Cash                                                               $   18,551   $   27,056
Accounts Receivable-net                                               110,132      100,608
Prepaid Expenses and Other                                              9,967        6,975
Supplies                                                               88,687      104,266
Marketable Equity Securities                                          151,378      161,324
Investments                                                           538,352      617,751
Property, Plant and Equipment-net                                   2,107,473    2,243,525
Intangible Assets-net                                               1,902,796    1,868,123
Other Assets-net                                                      153,257      155,106
                                                                   ----------   ----------

         Total                                                     $5,080,593   $5,284,734
                                                                   ==========   ==========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
                               (DEFICIENCY)
                   ------------------------------------

Accounts Payable                                                  $    96,833   $   113,339
Accrued Interest                                                       86,977        88,085
Accrued and Other Liabilities                                         238,343       235,336
Debt                                                                5,285,159     5,604,137
Deferred Income Taxes                                                 307,041       264,245
Commitments and Contingencies
Minority Interest in Subsidiaries                                      26,056        28,435
Redeemable Common Stock, $.01 par value;
  16,684,150 shares outstanding                                       256,135       270,290
Stockholders' Equity (Deficiency):
  Preferred Stock, $.01 par value; 198,857,142 shares
   authorized; none outstanding                                             -             -
  Series A Convertible Preferred Stock, $.01 par value;
   1,142,858 shares authorized and outstanding;
   liquidation preference $527,578,000 and $548,619,000                    11            11
  Class A Common Stock, $.01 par value;
   425,000,000 shares authorized; 38,780,694 and 38,820,774
     shares outstanding                                                   388           388
  Class B Common Stock, $.01 par value;
   200,000,000 shares authorized; 92,572,000 and
     93,060,671 shares outstanding                                        926           931
  Additional Paid-In Capital                                        1,181,193     1,178,929
  Unearned Compensation                                               (45,851)      (49,276)
  Foreign Currency Translation Adjustment                                   -         6,746
  Net Unrealized Holding Gain on Marketable Equity Securities          67,823        73,765
  Deficit                                                          (2,420,441)   (2,530,627)
                                                                  -----------   -----------
       Stockholders' Equity (Deficiency)                           (1,215,951)   (1,319,133)
                                                                  -----------   -----------

         Total                                                    $ 5,080,593   $ 5,284,734
                                                                  ===========   ===========


           See Notes to Condensed Consolidated Financial Statements.

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                                   Three months ended      Six months ended
                                                  --------------------  ----------------------
                                                        June 30,              June 30,
                                                        ---------            ----------
                                                    1995       1996        1995        1996
                                                  ---------  ---------  ----------  ----------
                                                    (In Thousands, Except Per Share Amounts)

Revenues                                          $331,472   $476,546    $650,048   $ 942,930
Costs and Expenses:
  Operating                                        114,114    168,391     224,846     334,827
  Selling, General and Administrative               78,952    110,958     150,332     221,533
  Depreciation and Amortization                     73,990    118,667     148,412     231,696
  Restricted Stock Purchase Program                  3,055      4,660       5,905       8,654
                                                  --------   --------    --------   ---------

     Total                                         270,111    402,676     529,495     796,710
                                                  --------   --------    --------   ---------

Operating Income                                    61,361     73,870     120,553     146,220
                                                  --------   --------    --------   ---------

Other (Income) Expense:
  Interest                                          82,891    117,256     166,314     233,578
  Equity in Net Loss of Affiliates                  15,149     40,410      25,817      62,803
  Gain on Sale of Marketable Equity Securities           -          -     (23,032)          -
  Gain on Sale of Investment                             -          -      (1,035)          -
  Minority Interest in Net Income (Loss)
   of Subsidiaries                                     (40)       (99)        (40)         74
  Dividend Income                                     (146)      (345)       (319)       (394)
  Other                                                384      1,703         625       5,754
                                                  --------   --------    --------   ---------

     Total                                          98,238    158,925     168,330     301,815
                                                  --------   --------    --------   ---------

Loss Before Income Taxes                           (36,877)   (85,055)    (47,777)   (155,595)
Income Tax Benefit                                 (10,712)   (26,540)    (14,710)    (45,409)
                                                  --------   --------    --------   ---------

Net Loss                                           (26,165)   (58,515)    (33,067)   (110,186)
                                                  --------   --------    --------   ---------

Preferred Stock Preferences                         (9,744)   (10,539)    (19,347)    (21,041)
                                                  --------   --------    --------   ---------

Loss Applicable to Common Stockholders            $(35,909)  $(69,054)   $(52,414)  $(131,227)
                                                  ========   ========    ========   =========

Loss Per Common Share                             $  (0.30)  $  (0.46)   $  (0.45)  $   (0.88)
                                                  ========   ========    ========   =========




           See Notes to Condensed Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                          Six Months Ended June 30,
                                                              1995        1996
                                                           ----------  -----------
                                                                 (In Thousands)

Operating Activities:
  Net Loss                                                 $ (33,067)   $(110,186)
   Adjustments to Reconcile Net Loss to Net Cash
     Provided from Operating Activities:
        Depreciation and Amortization                        148,412      231,696
        Restricted Stock Purchase Program                      5,905        8,654
        Amortization of Deferred Financing Costs               4,366        5,147
        Equity in Net Loss of Affiliates                      25,817       62,803
        Gain on Sale of Marketable Equity Securities         (23,032)           -
        Gain on Sale of Investment                            (1,035)           -
        Minority Interest in Net Income (Loss)
         of Subsidiaries                                         (40)          74
        Deferred Income Taxes                                (15,495)     (46,800)
        Accrued Interest                                      (7,979)       1,108
        Accounts Payable, Accrued and Other Liabilities      (21,092)      18,937
        Other Working Capital Changes                         (5,233)       3,597
                                                           ---------    ---------

Net Cash Provided from Operating Activities                   77,527      175,030
                                                           ---------    ---------

Financing Activities:
  Proceeds from Borrowings                                   383,100      762,720
  Repayment of Borrowings                                   (104,906)    (451,868)
  Increase in Minority Interests                               1,047        2,305
  Issuance of Common Stock                                         -            5
                                                           ---------    ---------

Net Cash Provided from Financing Activities                  279,241      313,162
                                                           ---------    ---------

Investing Activities:
  Acquisition                                                      -      (10,978)
  Property, Plant and Equipment                             (231,021)    (311,447)
  Investments                                               (121,719)    (133,020)
  Other Assets                                               (28,788)     (24,242)
  Proceeds from Sale of Marketable Equity Securities          27,357            -
  Proceeds from Sale of Investment-net                         1,181            -
                                                           ---------    ---------

Net Cash Used for Investing Activities                      (352,990)    (479,687)
                                                           ---------    ---------

Net Increase in Cash                                           3,778        8,505

Balance at Beginning of Period                                11,564       18,551
                                                           ---------    ---------

Balance at End of Period                                   $  15,342    $  27,056
                                                           =========    =========




           See Notes to Condensed Consolidated Financial Statements.

                CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

     CONDENSED STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                                                         Net Unrealized
                                                                                                            Holding
                                        Series A     Common Stock                                Foreign     Gain on
                                      Convertible  --------------   Additional                  Currency   Marketable
                                       Preferred    Class  Class     Paid-In      Unearned    Translation   Equity
                                         Stock        A      B       Capital    Compensation   Adjustment  Securities     Deficit
                                      -----------  ------  ------  -----------  -------------  ----------  ----------   ----------
                                                                              (In Thousands)

Balance, January 1, 1996                   $11      $388  $ 926   $1,181,193       $(45,851)      $    -     $67,823   $(2,420,441)
Net Loss                                     -         -      -            -              -            -           -      (110,186)
Accretion of Redeemable
  Common Stock                               -         -      -      (14,155)             -            -           -             -
Restricted Stock Purchase Program:
  Stock Issued                               -         -      5       13,266        (13,266)           -           -             -
  Stock Vested                               -         -      -            -          8,654            -           -             -
  Stock Forfeited                            -         -      -       (1,187)         1,187            -           -             -
  Stock Exchanged for Loans                  -         -      -         (188)             -            -           -             -
Foreign Currency Translation
  Adjustment                                 -         -      -            -              -        6,746           -             -
Change in Unrealized Gain, net of
  income taxes of $4,004                     -         -      -            -              -            -       5,942             -
                                          ----    ------  -----   ----------       --------       ------     -------   -----------
Balance, June 30, 1996                     $11      $388  $ 931   $1,178,929       $(49,276)      $6,746     $73,765   $(2,530,627)
                                          ====    ======  =====   ==========       ========       ======     =======   ===========




           See Notes to Condensed Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

    Basis of Presentation

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

    Intangible and Other Assets

    Intangible assets consist primarily of franchise costs and goodwill recorded in various acquisitions. Other assets represent deferred financing costs and loans to employees (see Note 9). Intangible assets are amortized over 10 to 40 years. Accumulated amortization aggregated $868,665,000 at June 30, 1996.

     Derivative Financial Instruments

    The Company uses derivative financial instruments (primarily Interest Rate Exchange Agreements (Swaps) and Interest Rate Cap Agreements (Caps)) as a means of managing interest-rate risk associated with current debt or anticipated debt transactions that have a high probability of being executed. These instruments are matched with either fixed- or variable-rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Derivative financial instruments are not held for trading purposes. Any premiums associated with the instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the shorter of the remaining term of the instrument or the underlying debt (see Note 6).

    Loss per Common Share

    Loss per common share is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding of 117,909,000 and 148,558,000 for the three months ended June 30, 1995 and 1996 and 117,627,000 and 148,440,000 for the six months ended June 30, 1995 and 1996, respectively. Shares of the Series A Convertible Preferred Stock were not assumed to be converted into shares of common stock since the result would be anti-dilutive.

    Foreign Currency Translation

    The financial statements of the Company's non-U.S. investments are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Net assets of non-U.S. investments whose functional currencies are other than the U.S. dollar are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into a separate component of stockholders' equity (deficiency).

2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

    The following represents non-cash investing and financing activities and cash paid for interest and income taxes (in thousands):

                                                          Six Months Ended
                                                              June 30,
                                                           1995      1996
                                                         --------  --------

    Accretion of Redeemable Common Stock                 $ 10,322  $ 14,155
                                                         ========  ========

    Accretion of Series A Convertible Preferred Stock    $ 19,347  $ 21,041
                                                         ========  ========

    Cash Paid During the Period for Interest             $178,837  $233,099
                                                         ========  ========

    Cash Paid During the Period for Income Taxes         $    845  $    869
                                                         ========  ========

3.  ACQUISITIONS AND DISPOSITIONS

    The Company purchased cable television systems in the Chicago, Illinois area for approximately $168,500,000 in August 1995 and cable television systems in California for approximately $17,000,000 in September 1995. In October 1995, the Company purchased cable television systems in Michigan for approximately $155,000,000. Also, in October 1995, the Company, Providence Journal, King Holding Corporation, King Broadcasting Company and The Providence Journal Company consummated a merger (the Merger) in which Providence Journal (which at the time of the Merger included only the Providence Journal cable businesses and assets) was merged with and into the Company. In connection with the Merger, the Company purchased the cable television businesses and assets of King Broadcasting Company (the King Cable Assets, and collectively with Providence Journal, Providence Journal Cable). The total consideration involved in the Merger consisted of $405,000,000 in cash, the repayment of approximately $410,000,000 of existing indebtedness and the issuance of 30,142,394 shares of the Company's Class A common stock at an ascribed value of $584,762,000. In December 1995, the Company purchased for $88,000,000 in cash the non-owned interests in and discharged certain liabilities of N-Com Limited Partnership II (N-Com), which owns and operates cable television systems in Michigan.

    In May 1996, the Company acquired a cable television system in California for a purchase price of $10,978,000.

    The Company has signed a definitive Agreement and Plan of Merger (the Merger Agreement) providing for the merger of the Company with and into U S WEST, Inc. or a wholly owned subsidiary thereof. The Merger Agreement provides for the stockholders of the Company to receive a combination of cash and securities of U S WEST, Inc. valued at approximately $5.3 billion in exchange for all of the outstanding stock of the Company. Additionally, U S WEST, Inc. or a wholly owned subsidiary thereof will assume the Company's outstanding indebtedness and other liabilities. The merger is contingent upon the receipt of, among other things, regulatory approvals and approvals from the Company's stockholders. Certain major stockholders have agreed to vote in favor of the merger and other related matters. The merger is expected to close in the fourth quarter of 1996 or the first quarter of 1997. No assurances can be given that the merger will occur, or occur in the foregoing manner.

    The Company has entered into a purchase agreement to acquire the non-owned interests in and discharge or assume certain liabilities of Meredith/New Heritage Strategic Partners, L.P. (M/NH) for approximately $219,200,000. M/NH operates cable systems in the Minneapolis/St. Paul area. This acquisition is expected to close in the fourth quarter of 1996.

    The Company has entered into an agreement with TCI Cable Partners of St. Louis L.P. (TCI Cable Partners) to exchange its cable systems in and around St. Louis County, Missouri for TCI Cable Partners' systems serving certain Massachusetts communities. The systems of each party serve approximately 100,000 basic subscribers. The Company expects to consummate this transaction in the fourth quarter of 1996.

    The Company has entered into an agreement with Cox Communications, Inc.
(Cox) to exchange systems serving certain Virginia and Rhode Island communities for Cox's systems serving certain Massachusetts communities. The systems of each party serve approximately 48,000 basic subscribers. The Company expects to close this transaction during the fourth quarter of 1996.

4.  MARKETABLE EQUITY SECURITIES

    Marketable equity securities have an aggregate cost basis of $37,837,000 as of June 30, 1996.

5.    INVESTMENTS

    The Company's investments consist of the following (in thousands):

                                                                    Carrying Value
                                                                    --------------
                                                 Approximate   December 31,     June 30,
                                                  Ownership        1995           1996
                                                 ------------  ------------  --------------

Equity Method Investments:
 Teleport Communications Group, Inc. (TCG),
  TCG Partners, and Regional TCG Partnerships         10%-30%      $145,661        $137,683
 PrimeStar Partners L.P. (PrimeStar)                    10%          16,311          20,530
 Fintelco, S.A                                          50%         164,144         151,108
 Optus Vision Pty Ltd (Optus Vision)                    47%         150,232         246,070
 Singapore Cablevision Private Limited (SCV)            25%          15,023          13,301
 Other                                                20%-50%        11,318          13,351
                                                                   --------        --------
                                                                    502,689         582,043
Cost Method Investments                                              35,663          35,708
                                                                   --------        --------
   Total                                                           $538,352        $617,751
                                                                   ========        ========

    A wholly owned subsidiary of the Company has issued a standby letter of credit of $70,625,000 on behalf of PrimeStar, a limited partnership that provides direct broadcast satellite services (DBS). The standby letter of credit guarantees a portion of the financing PrimeStar is incurring to construct a successor satellite system and is collateralized by marketable equity securities with a carrying value of $161,324,000 as of June 30, 1996. As a result of the commitments and other qualitative factors, the Company accounts for its investment in PrimeStar using the equity method.

    The major components of all equity method investees' combined financial position and results of operations are as follows (the Company's proportionate share for the periods which the investments are owned is reflected in thousands):

                                                           June 30,
                                                             1996
                                                      -----------------
    Total Assets                                        $1,013,000
    Total Liabilities                                      647,000
    Equity                                                 366,000

                                                      Six Months Ended
                                                       June 30, 1996
                                                      ----------------

    Revenues                                            $  140,000
    Depreciation and Amortization                           29,000
    Operating Loss                                         (35,000)
    Net Loss                                               (56,000)


    Subsequent to June 30, 1996, TCG consummated an initial public offering
(IPO) of shares of its common stock. In conjunction with the IPO, TCG implemented a plan of reorganization, under which the Company exchanged its $53,800,000 loan and contributed its interests in TCG partnerships to TCG for additional shares of TCG common stock. At the time of the IPO, TCG also redeemed approximately 7,976,000 shares of TCG common stock from the Company for net cash proceeds of approximately $121,000,000 from which the Company realized a gain of approximately $78,000,000. As a net result of the redemption, the IPO, and the reorganization the Company's ownership in TCG is less than 20%, and, accordingly, the Company will now account for its remaining shares of TCG as marketable equity securities.

6.    DEBT

    Total debt outstanding is as follows (in thousands):

                                   December 31,   June 30,
                                       1995         1996
                                   ------------  -----------

    1994 Credit Facility             $1,586,200   $2,000,890
    1995 Credit Facility              1,039,000    1,049,540
    Insurance Company Notes             125,750      112,500
    Senior Notes and Debentures       2,000,000    2,000,000
    Subordinated Debt                   500,000      400,000
    Other                                34,209       41,207
                                     ----------   ----------

      Total                          $5,285,159   $5,604,137
                                     ==========   ==========

    Credit availability under the Company's $2,200,000,000 unsecured reducing revolving credit agreement (the 1994 Credit Facility) will decrease annually commencing December 1997 with a final maturity in October 2003. Borrowings under the 1994 Credit Facility bear interest at a rate between the agent bank's prime rate and prime plus 1/2%, depending on certain financial tests. At the Company's option, most borrowings bear interest at spreads over LIBOR. The Company's obligations under the 1994 Credit Facility are guaranteed by the Company's Restricted Subsidiaries (collectively with the Company, the Restricted Group), which represent the majority of the Company's owned and operated cable systems, excluding those acquired in the Providence Journal Cable and Michigan acquisitions during 1995 (collectively, the New Borrowing Group) (see Note 3). Prepayments are required from the proceeds of certain sales of the Restricted Group's assets.

    During 1995, certain of the Company's subsidiaries entered into a $1,200,000,000 unsecured reducing revolving credit facility (the 1995 Credit Facility). Initial borrowings under the 1995 Credit Facility were used to finance the acquisitions of Providence Journal Cable and certain Michigan cable systems. Credit availability under the 1995 Credit Facility will decrease annually commencing in December 1998 with a final maturity in September 2004. Borrowings under the 1995 Credit Facility bear interest at the agent bank's prime rate plus 1/2%, depending on certain financial tests. At the New Borrowing Group's option, most borrowings bear interest at spreads over LIBOR. The New Borrowing Group's obligations under the 1995 Credit Facility are guaranteed by substantially all of the New Borrowing Group subsidiaries. Prepayments are required from the proceeds of certain sales of the New Borrowing Group's assets.

    The Company's Insurance Company Notes are unsecured, bear interest at 10.12%, require increasing semi-annual repayments through July 1, 1999 and rank pari passu in right of payment with the 1994 Credit Facility.

    The Company's unsecured Senior Notes and Debentures rank pari passu in right of payment with the Insurance Company Notes and the 1994 Credit Facility (collectively, the Company's Senior Debt) and are non-redeemable prior to maturity, except for the 9 1/2% Senior Debentures, which are redeemable at the Company's option at par plus declining premiums beginning in 2005. No sinking fund is required for any of the Senior Notes or Debentures.

    The Senior Notes and Debentures consist of the following (in thousands):

                                                        December 31,   June 30,
                                                            1995         1996
                                                        ------------  -----------

    8 1/2% Senior Notes, Due September 15, 2001           $  200,000   $  200,000
    8 5/8% Senior Notes, Due August 15, 2003                 100,000      100,000
    8 7/8% Senior Debentures, Due September 15, 2005         275,000      275,000
    8.30% Senior Notes, Due May 15, 2006                     600,000      600,000
    9% Senior Debentures, Due September 1, 2008              300,000      300,000
    9 1/2% Senior Debentures, Due August 1, 2013             525,000      525,000
                                                          ----------   ----------

      Total                                               $2,000,000   $2,000,000
                                                          ==========   ==========

    The Company's Senior Debt limits the Restricted Group with respect to, among other things, payment of dividends and the repurchase of capital stock in an aggregate amount in excess of $851,699,000, the creation of liens and additional indebtedness, property dispositions, investments and leases, and requires certain minimum ratios of cash flow to debt and cash flow to related fixed charges. In addition, the 1995 Credit Facility imposes similar limitations on the New Borrowing Group.

    The Company's Subordinated Debt is redeemable at the Company's option at par plus declining premiums at various dates, and is subordinated to the Company's Senior Debt. Subordinated Debt consists of the following (in thousands):

                                                     December 31,  June 30,
                                                         1995        1996
                                                     ------------  ---------

    10 5/8% Senior Subordinated Notes,
       Due June 15, 2002                                 $100,000   $100,000
    Senior Subordinated Floating Rate Debentures,
      Due November 1, 2004                                100,000          -
    11% Senior Subordinated Debentures,
      Due June 1, 2007                                    300,000    300,000
                                                         --------   --------
         Total                                           $500,000   $400,000
                                                         ========   ========

    In July 1996, the Company arranged an unsecured revolving credit facility which will mature on July 1, 1997 (the 1996 Credit Facility). Maximum availability under the 1996 Credit Facility is $1,000,000,000. Borrowings under the 1996 Credit Facility may be used to fund general corporate purposes, including capital expenditures, investments and acquisitions. The terms and conditions of the 1996 Credit Facility are similar to those of the 1994 Credit Facility. Indebtedness under the 1996 Credit Facility ranks pari passu in right of payment with the Company's Senior Debt.

    Derivative financial instruments used to manage interest-rate risk include Swaps and Caps. The following table summarizes the terms of the Company's Swaps and Caps as of June 30, 1996:

                                                               Average
                               Notional Amount  Maturities  Interest Rate
                               ---------------  ----------  --------------
                                (In Thousands)

    Fixed to Variable Swaps         $1,425,000   1998-2003            5.8%
    Variable to Fixed Swaps          1,100,000   1996-2000            8.6%
    Caps                             1,100,000   1996-1998            7.7%


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

8.  STOCKHOLDERS' EQUITY (DEFICIENCY)

    At June 30, 1996, there were 39,141,224 and 109,424,371 shares of Class A and Class B common stock outstanding, respectively. Stockholders' Equity (Deficiency) reflects only 38,820,774 and 93,060,671 shares of Class A and Class B common stock outstanding, respectively, due to the classification of 16,684,150 shares as Redeemable Common Stock. Class A common stock has one vote per share and Class B common stock has ten votes per share.

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

    The Convertible Preferred has a liquidation preference equal to the greater of its Accreted Value or the amount which would be distributed to common stockholders, assuming conversion of the Convertible Preferred. The Accreted Value assumes a yield of 8% per annum, compounded semi-annually in arrears on the $350 purchase price per share. During the period, the carrying value of the Convertible Preferred has been increased by $21,041,000 to reflect the Accreted Value of $548,619,000 as of June 30, 1996.

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

9.  RESTRICTED STOCK PURCHASE PROGRAM

    The Company maintains a Restricted Stock Purchase Program under which certain employees of the Company, selected by the Board of Directors, are permitted to buy shares of the Company's common stock at the par value of one cent per share. The shares remain wholly or partly subject to forfeiture for up to seven years, during which time a pro rata portion of the shares becomes "vested" at six-month intervals. Upon termination of employment with the Company, an employee must resell to the Company, for the price paid by the employee, the employee's shares which are not then vested. For financial statement presentation, the difference between the purchase price and the fair market value at the date of issuance (as determined by the Board of Directors) is recorded as additional paid in capital and unearned compensation, and charged to operations through 2001 as the shares vest. Shares of common stock issued under the program for the period ended June 30, 1996 were 591,775. At June 30, 1996, 2,540,000 shares were not yet vested. In connection with the Restricted Stock Purchase Program, a wholly owned subsidiary of the Company has loaned approximately $33,379,000 at June 30, 1996 to the participating employees to fund their individual tax liabilities. These loans are due in 2002, bear interest at a range from 5% to 8% and are included in Other Assets in the accompanying financial statements.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

    RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company's Condensed Consolidated Financial Statements for the six months ended June 30, 1995 and 1996.

    The Company is a leading provider of broadband communications services. The Company's operations consist primarily of U.S. cable television systems with complementary operations and investments in three other areas: (i) international broadband communications ventures; (ii) the telecommunications and technology industries, including companies offering competitive-access telephony and DBS service; and (iii) programming services.

    During 1995, the Company completed a series of acquisitions of cable systems in the United States, the most significant of which was the acquisition of the cable television businesses and assets of Providence Journal (the Providence Journal Merger). See Note 3 of the Company's Condensed Consolidated Financial Statements.

    The Company has entered into a definitive merger agreement with U S WEST, Inc. (U S WEST), providing for the merger of the Company with and into U S WEST or a wholly owned subsidiary thereof (the Merger). As a result of the Merger, the Company's operations will become part of U S WEST Media Group, a leading global media and telecommunications company.

    The Merger is expected to close in the fourth quarter of 1996 or the first quarter of 1997. The consummation of the Merger is subject to various conditions, including, but not limited to, regulatory approvals and votes by the Company's stockholders. Certain major stockholders have agreed to vote in favor of the Merger and other related matters. No assurances can be given that the Merger will occur, or occur in the foregoing manner. See Note 3 of the Company's Condensed Consolidated Financial Statements.

    Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995. Revenues increased 43.8% (or $145.1 million) to $476.5 million. The acquisition of cable television systems during 1995 serving a total of approximately 1,009,000 basic subscribers as of the acquisition dates, accounted for $105.2 million of such revenue increase. Excluding the effects of the foregoing acquisitions, revenues increased 12.0% (or $39.9 million) to $371.3 as a result of a 2.4% increase in ending basic cable subscribers, an increase in cable revenue per average basic subscriber and increases in DBS-service revenues. Excluding the foregoing acquisitions and DBS-service revenues, monthly cable revenue per average basic subscriber increased 7.0% from $36.09 to $38.61. The $2.52 increase in monthly cable revenue per average basic subscriber primarily reflects the addition of new channels and increases in rates. The increase in cable revenues (excluding the foregoing acquisitions and DBS services) also includes a $10.2 million increase in advertising and home shopping revenues to $30.4 million, offset by a $1.1 million decrease in pay-per-view revenues to $6.9 million. Revenues from DBS services increased by $8.3 million to $16.3 million as a result of an increase of 54,000 DBS-service customers to approximately 103,000 as of June 30, 1996.

    Operating, selling, general and administrative expenses increased 44.7% to $279.3 million due primarily to the foregoing acquisitions, the provision of DBS service, and increases in programming costs and wages. Depreciation and amortization expenses increased 60.4% to $118.7 million due to the foregoing acquisitions and increased levels of capital expenditures. Non-cash stock compensation (Restricted Stock Purchase Program expense) increased 52.5% to $4.7 million due to the vesting of a greater number of shares issued under the Company's Restricted Stock Purchase Program as compared to 1995. Operating income increased 20.4% to $73.9 million. Interest expense increased 41.5% to $117.3 million as a result of a 50.2% increase in average debt outstanding due primarily to the foregoing acquisitions, offset by a decrease in the effective interest rate from 9.1% to 8.5%. Other (income) expenses include equity in net loss of affiliates, which increased from $15.1 million to $40.4 million due to the Company recording its proportionate share of losses from its international investments in Australia, Argentina, and Singapore and its investments in TCG and The Golf Channel.

    As a result of such factors, the net loss for the three months ended June 30, 1996 compared to the same period in 1995 increased $32.4 million to $58.5 million.

    Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995. Revenues increased 45.1% (or $292.9 million) to $942.9 million. The acquisition of cable television systems during 1995 serving a total of approximately 1,009,000 basic subscribers as of the acquisition dates, accounted for $210.8 million of such revenue increase. Excluding the effects of the foregoing acquisitions, revenues increased 12.6% (or $82.1 million) to $732.1 as a result of a 2.4% increase in ending basic cable subscribers, an increase in cable revenue per average basic subscriber and increases in DBS-service revenues. Excluding the foregoing acquisitions and DBS-service revenues, monthly cable revenue per average basic subscriber increased 7.4% from $35.71 to $38.34. The $2.63 increase in monthly cable revenue per average basic subscriber primarily reflects the addition of new channels and increases in rates. The increase in cable revenues (excluding the foregoing acquisitions and DBS services) also includes a $14.4 million increase in advertising and home shopping revenues to $53.1 million, and a $2.0 million increase in pay-per-view revenues to $15.1 million. Revenues from DBS services increased by $16.4 million to $30.6 million principally as a result of an increase of 54,000 DBS-service customers to approximately 103,000 as of June 30, 1996.

    Operating, selling, general and administrative expenses increased 48.3% to $556.4 million due primarily to the foregoing acquisitions, the provision of DBS service, and increases in programming costs and wages. Depreciation and amortization expenses increased 56.1% to $231.7 million due to the foregoing acquisitions and increased levels of capital expenditures. Non-cash stock compensation (Restricted Stock Purchase Program expense) increased 46.6% to $8.7 million due to the vesting of a greater number of shares issued under the Company's Restricted Stock Purchase Program as compared to 1995. Operating income increased 21.3% to $146.2 million. Interest expense increased 40.4% to $233.6 million as a result of a 51.1% increase in average debt outstanding due primarily to the foregoing acquisitions, offset by a decrease in the effective interest rate from 9.3% to 8.6%. Other (income) expenses include equity in net loss of affiliates, which increased from $25.8 million to $62.8 million due to the Company recording its proportionate share of losses from its international investments in Australia, Argentina, and Singapore and its investments in TCG and The Golf Channel.

    As a result of such factors, the net loss for the six months ended June 30, 1996 compared to the same period in 1995 increased by $77.1 million to $110.2 million.

    EBITDA. Based on its experience in the cable television industry, the Company believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA should not be considered as an alternative to operating or net income (measured in accordance with GAAP) as an indicator of the Company's performance or as an alternative to cash flows from operating activities (measured in accordance with GAAP) as a measure of the Company's liquidity. For the six months ended June 30, 1996, EBITDA increased 40.6% to $386.6 million, as compared to the same period in 1995. Excluding the effects of the acquisitions of cable television systems during 1995, EBITDA increased 9.5% to $301.1 million. DBS service accounted for approximately $1.2 million and $4.4 million of EBITDA for the six months ended June 30, 1995 and 1996, respectively. The remaining increase in EBITDA for the six months ended June 30, 1996 (excluding the effects of the acquisitions) was the result of increases in revenues.

    LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth for the period indicated certain items from the Company's Condensed Statement of Consolidated Cash Flows (in thousands):

                                                       Six Months Ended
                                                         June 30, 1996
                                                       -----------------

         Net cash provided From Operating
           Activities                                      $ 175,030
                                                          ==========

    Financing Activities:
      Net borrowings                                       $ 310,852
      Other                                                    2,310
                                                          ----------

         Net Cash Provided From Financing Activities       $ 313,162
                                                          ==========

    Investing Activities:
      Property, plant and equipment                        $(311,447)
      Investments                                           (133,020)
      Other assets                                           (24,242)
      Acquisition                                            (10,978)
                                                             -------

         Net Cash Used For Investing Activities            $(479,687)
                                                          ==========


    Credit Arrangements of the Company. On June 30, 1996, the Company had cash on hand of $27.1 million and the following credit arrangements: (i) approximately $2.0 billion outstanding under a $2.2 billion reducing revolving credit facility (the 1994 Credit Facility), (ii) approximately $1.0 billion outstanding under a $1.2 billion reducing revolving credit facility (the 1995 Credit Facility); (iii) $112.5 million of 10.12% Senior Notes Due 1999 to the Prudential Life Insurance Company; (iv) $200.0 million of 8 1/2% Senior Notes Due 2001; (v) $100.0 million of 8 5/8% Senior Notes Due 2003; (vi) $275.0 million of 8 7/8% Senior Debentures Due 2005; (vii) $600.0 million of the 8.30% Senior Notes Due 2006; (viii) $300.0 million of 9% Senior Debentures Due 2008;
(ix) $525.0 million of 9 1/2% Senior Debentures Due 2013; (x) $100.0 million of 10 5/8% Senior Subordinated Notes Due 2002; and (xi) $300.0 million of 11% Senior Subordinated Debentures Due 2007. Other miscellaneous debt was approximately $41.2 million as of June 30, 1996. As of July 31, 1996, there was credit availability of approximately $199.1 million and $146.2 million under the 1994 Credit Facility and the 1995 Credit Facility, respectively. In February 1996, the Company borrowed funds under the 1994 Credit Facility to redeem in full the $100.0 million of Senior Subordinated Floating Rate Debentures, plus accrued interest thereon.

   As of June 30, 1996, a subsidiary of the Company had issued a standby letter of credit of approximately $70.6 million on behalf of PrimeStar, which guaranteed a portion of the financing being incurred by PrimeStar to construct a successor-satellite system. The letter of credit is secured by certain marketable equity securities with a fair market value of approximately $161.3 million as of June 30, 1996.

    In July 1996, the Company arranged revolving credit facility which will mature on July 1, 1997 (the 1996 Credit Facility). Maximum availability under the 1996 Credit Facility is $1.0 billion, which was all available as of July 31, 1996. Borrowings under the 1996 Credit Facility may be used to fund general corporate purposes, including, capital expenditures, investments and acquisitions. See Note 6 of the Company's Condensed Consolidated Financial Statements.

    Capital Expenditures and U.S. Acquisitions. The Company's expenditures for property, plant and equipment for the six months ended June 30, 1996 totaled approximately $311.4 million (of which approximately $34.2 million was related to the provision of DBS service and approximately $46.7 million was related to the development of new businesses). The Company anticipates that it will spend during 1996: (i) approximately $529.0 million on capital expenditures for its cable systems (excluding the cable systems to be acquired in 1996 (see below)),
(ii) approximately $85.0 million on capital expenditures for the provision of DBS service and (iii) approximately $120.0 million on capital expenditures for new businesses such as telephony and high-speed data services. However, the Company is continually reevaluating its capital budget based on economic, technological and other factors. In accordance with the recently adopted Social Contract with the FCC, the Company has agreed to invest a minimum of $1.35 billion in system rebuilds and upgrades in the United States through 2000 to expand channel capacity and improve system reliability and picture quality. Under the Social Contract Amendment, which is subject to approval by the FCC, the Company would agree to increase the minimum investment to $1.7 billion, in order to incorporate into the Social Contract the cable television systems that were acquired in 1995, including those that were acquired in the Providence Journal Merger (see Note 10 of the Company's Condensed Consolidated Financial Statements).

    In May 1996, the Company purchased a cable television system in California for approximately $11.0 million.

    The Company has entered into a purchase agreement to acquire the remaining ownership interests and discharge or assume certain liabilities of Meredith/New Heritage Strategic Partners, L.P. ("M/NH") for total consideration of approximately $219.2 million. The acquisition of M/NH is expected to close in the fourth quarter of 1996. See Note 3 of the Company's Condensed Consolidated Financial Statements.

    Investments. For purposes of the Condensed Statements of Consolidated Cash Flows, the Company's investments include, among other things, interests in telecommunications and technology and international broadband communications ventures.

    International Investments. As of June 30, 1996, the Company had advanced US$150.5 million to Fintelco. In addition, the Company has recorded commitments to contribute an additional US$17.1 million to Fintelco in order to finance its portion of certain acquisitions of Argentine cable television systems. Fintelco entered into a US$140.0 million credit facility in 1995 and is in the process of arranging an aggregate of approximately US$65.0 million in additional credit facilities. Proceeds from such facilities will be used to refinance existing short-term indebtedness and for general corporate purposes, including capital expenditures. Such facilities may reduce the amount of future advances from Fintelco's shareholders, including the Company. No assurances can be given at this time that such additional facilities will be successfully arranged.

    As of June 30, 1996, the Company had invested approximately US$286.6 million in Optus Vision. Optus Vision anticipates at this time that its remaining funding needs will be provided by a combination of equity from the joint venture partners and third-party debt. Optus Vision has arranged A$280.0 million of short-term credit facilities and is in the process of arranging long-term credit facilities. Proceeds from such facilities will be used to refinance existing short-term indebtedness and for general corporate purposes, including capital expenditures. Such facilities may reduce the amount of future advances from Optus Vision's shareholders, including the Company. No assurances can be given at this time that such long-term facilities will be successfully arranged.

    As of June 30, 1996, the Company had made capital contributions to SCV of US$17.6 million and committed to contribute up to approximately US$27.0 million (based on exchange rates as of June 30, 1996) in additional capital. In addition, the Company has committed to lend up to approximately US$45.0 million (based on exchange rates as of June 30, 1996) to SCV if third-party debt financing is unavailable. SCV has arranged an aggregate of S$176.0 million in senior credit facilities. Such facilities may reduce the amount of future advances from SCV's shareholders, including the Company.

    Investments in Telecommunications and Technology. The Company has made numerous investments which are related to its ownership interests in Teleport Communications Group, Inc. (TCG) and PrimeStar.

    In 1993, the Company purchased 20% of TCG for a purchase price of $66.0 million. In addition, the Company committed to lend up to $69.9 million to TCG through 2003, of which $53.8 million was advanced as of June 30, 1996. The Company had also invested, as of June 30, 1996, $62.1 million in partnerships involving TCG and other cable television operators.

    Subsequent to June 30, 1996, TCG consummated an initial public offering
(IPO) of shares of its common stock. In conjunction with the IPO, TCG implemented a plan of reorganization, under which CCI exchanged its $53.8 million loan and contributed its interests in TCG partnerships to TCG for additional shares of TCG common stock. At the time of the IPO, TCG redeemed approximately 8.0 million shares of TCG common stock from the Company for net cash proceeds of approximately $121.0 million. The Company used such proceeds to repay amounts outstanding under the 1994 Credit Facility. After the redemption and the IPO, the Company owned approximately 17.9 million shares of TCG common stock, represented an approximate 11.2% ownership interest and had a market value of $276.8 million as of July 31, 1996.

    Simultaneous with the IPO, TCG issued $925.0 million of public debt securities. As a result of the IPO and such public debt issuance, the Company does not anticipate making any additional advances to TCG in the future.

    The Company also owns an approximate 10.4% partnership interest in PrimeStar. The Company had made cash investments totaling $31.4 million as of June 30, 1996 to fund PrimeStar's ongoing operations and may in the future make additional investments in PrimeStar.

    Other Financing and Investment Activities. During the six months ended June 30, 1996, the Company invested approximately $24.2 million in other assets which included, among other things, an increase in loans to certain employees to cover tax obligations in connection with the Company's Restricted Stock Purchase Program (see Note 9 of the Company's Condensed Consolidated Financial Statements).

    1998-1999 Share Repurchase Program. The Company is a party to a liquidity agreement (the Stock Liquidation Agreement) with certain stockholders, including
H. Irving Grousbeck (a co-founder of the Company), and the partners of certain general investment limited partnerships managed by Burr, Egan, Deleage & Co. (collectively, the Subject Stockholders), pursuant to which the Company has obligations to purchase, and the Subject Stockholders and other stockholders who have elected to have their shares of Common Stock covered thereby (Redeemable Common Stock) have obligations to sell, such Redeemable Common Stock in 1998 or 1999. The Company's obligation under the Stock Liquidation Agreement is to repurchase approximately 16.7 million shares of Redeemable Common Stock on December 15, 1998 (or January 15, 1999), at each such stockholder's election. See Note 7 of the Company's Condensed Consolidated Financial Statements.

    Capital Resources. Historically, cash generated from the Company's operating activities in conjunction with borrowings and, to a lesser extent, proceeds from private equity issuances have been sufficient to fund the Company's capital expenditures, investments and acquisitions, debt service requirements and stock repurchase obligations. Prior to the consummation of the Merger with U S WEST, the Company anticipates funding its capital expenditures, acquisitions, investments and debt service requirements with cash provided from operating activities and borrowings under existing credit facilities. If the Merger is not consummated, the Company anticipates funding its capital needs with cash provided from operating activities, borrowings under existing and new credit facilities and future equity issuances. However, there can be no assurances in this regard. Furthermore, there can be no assurances that the terms available for any future debt or equity financing would be favorable to the Company.


    Recent Legislation. See Note 10 of the Company's Condensed Consolidated Financial Statements.

                    PART II

                 OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

The exhibits listed in the Exhibit Index are filed as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

 (b) Reports on Form 8-K.

 No reports on Form 8-K were filed.

                         Continental Cablevision, Inc.

                                  Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.

DATE: August 13, 1996                          By: /s/ P. Eric Krauss
                                                   ________________________
                                                   P. Eric Krauss
                                                   Vice President, Treasurer
                                                   and Corporate Controller



DATE: August 13, 1996                          By: /s/ Nancy Hawthorne
                                                   ________________________
                                                   Nancy Hawthorne
                                                   Chief Financial Officer

                               INDEX TO EXHIBITS

     Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K).

EXHIBIT NO.
- ----------
   2.1    Agreement and Plan of Merger dated as of February 27, 1996, and as amended and restated as of June 27, 1996, between U S West, Inc. and the
          Company . . . . Filed herewith as Exhibit 2.1.

   4.1    Amendment dated May 22, 1996 to the Amended and Restated Note
          Agreement dated as of October 17, 1994 by and among the Company and certain of its direct and indirect Subsidiaries as Guarantors and The
          Prudential Insurance Company of America . . . . Filed herewith as Exhibit
          4.1.

  10.1    Amendment No. 2 dated as of May 20, 1996 to the Amended and Restated
          Credit Agreement dated as of October 1, 1994 among the Company and certain of its direct and indirect Subsidiaries as Guarantors and The First
          National Bank of Boston, for itself and as Administrative Agent and
          Managing Agent, and certain financial institutions named therein . . . .
          Filed herewith as Exhibit 10.1.

  10.2    Amendment No. 3 dated as of June 24, 1996 to the Amended and Restated
          Credit Agreement dated as of October 1, 1994 among the Company and certain of its direct and indirect Subsidiaries as Guarantors and The First
          National Bank of Boston, for itself and as Administrative Agent and
          Managing Agent, and certain financial institutions named therein . . . .
          Filed herewith as Exhibit 10.2.

  10.3    Amendment No. 2 dated as of June 24, 1996 to the Credit Agreement dated as of July 18, 1995 among Colony Communications, Inc.,
          Continental Cablevision of Eastern Michigan, Inc., Continental Cablevision
          of Southeast Michigan, Inc. and their respective Subsidiaries and The
          Toronto Dominion Bank for itself and as Documentation Agent and
          Managing Agent, The First National Bank of Boston for itself and as
          Administrative Agent and Managing Agent, The Bank of New York for
          itself and as Syndication Agent and Managing Agent, and certain financial institutions named therein . . . . Filed herewith as Exhibit 10.3.

  10.4    Credit Agreement dated as of July 2, 1996 among the Company and certain of its direct and indirect Subsidiaries as Guarantors and The Toronto-
          Dominion Bank for itself and as Documentation Agent and Managing
          Agent, The First National Bank of Boston for itself and as Administrative
          Agent and Managing Agent, The Bank of New York for itself and as
          Syndication Agent and Managing Agent, and certain financial institutions named therein . . . . Filed herewith as Exhibit 10.4.

  11.1    Schedule of computation of earnings per share . . . . Filed herewith as
          Exhibit 11.1.

  27.     Financial Data Schedules . . . . Filed herewith as Exhibit 27.
