Form 10-Q
period 1996-09-30
CONTINENTAL CABLEVISION INC
filed 1996-11-13
CIK 355069

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE TRANSITION PERIOD FROM          TO

                          COMMISSION FILE NUMBER 0-20577

                          CONTINENTAL CABLEVISION, INC.
              (Exact name as registrant as specified in its charter)

                                     DELAWARE
                             (State of Incorporation)
                                  NO. 04-2370836
                       (I.R.S. Employer Identification No.)
            THE PILOT HOUSE, LEWIS WHARF, BOSTON, MASSACHUSETTS 02110
                (Address of principal executive office) (Zip Code)
                                  (617) 742-9500
                     (Telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES _X_ NO ___

    Number of Common Shares outstanding at the latest practicable date, November 1, 1996:

                         CLASS                          PAR VALUE   SHARES OUTSTANDING
 Class A Common Stock.................................     $.01          39,141,114
 Class B Common Stock.................................     $.01         109,371,996

                         CONTINENTAL CABLEVISION, INC.
                                   FORM 10-Q
                               SEPTEMBER 30, 1996
                                     INDEX

                                                                             PAGE
                                                                             ----
 PART I. Financial Information
   Item 1. Condensed Consolidated Financial Statements
     Condensed Consolidated Balance Sheets--December 31, 1995 and September
      30, 1996.............................................................    3
     Condensed Statements of Consolidated Operations--Three and Nine Months
      Ended September 30, 1995 and 1996....................................    4
     Condensed Statements of Consolidated Cash Flows--Nine Months Ended
      September 30, 1995 and 1996..........................................    5
     Condensed Statement of Consolidated Stockholders' Equity
      (Deficiency)--Nine Months Ended September 30, 1996...................    6
     Notes to Condensed Consolidated Financial Statements..................    7
   Item 2. Management's Discussion and Analysis of Operations and Financial
     Condition.............................................................   15

 PART II. Other Information
   Item 6. Exhibits and Reports on Form 8-K................................   20
 Signatures................................................................   21
 Exhibit Listing...........................................................   22

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                                          1995           1996
                                                                                      ------------   -------------
                                                                                             (IN THOUSANDS)
                                       ASSETS
Cash................................................................................  $     18,551    $    27,943
Accounts Receivable-net.............................................................       110,132        106,644
Prepaid Expenses and Other..........................................................         9,967         14,536
Supplies............................................................................        88,687        122,825
Marketable Equity Securities........................................................       151,378        586,726
Investments.........................................................................       538,352        532,369
Property, Plant and Equipment--net..................................................     2,107,473      2,358,776
Intangible Assets--net..............................................................     1,902,796      1,832,090
Other Assets--net...................................................................       153,257        158,406
                                                                                      ------------   -------------
            Total...................................................................  $  5,080,593    $ 5,740,315
                                                                                      ------------   -------------
                                                                                      ------------   -------------
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Accounts Payable....................................................................  $     96,833    $    83,433
Accrued Interest....................................................................        86,977         83,657
Accrued and Other Liabilities.......................................................       238,343        239,715
Debt................................................................................     5,285,159      5,792,523
Deferred Income Taxes...............................................................       307,041        404,499
Commitments and Contingencies
Minority Interest in Subsidiaries...................................................        26,056         30,449
Redeemable Common Stock, $.01 par value; 16,684,150 shares outstanding..............       256,135        277,659
Stockholders' Equity (Deficiency):
    Preferred Stock, $.01 par value; 198,857,142 shares authorized; none
      outstanding...................................................................            --             --
    Series A Convertible Preferred Stock, $.01 par value; 1,142,858 shares authorized and outstanding; liquidation preference $527,578,000 and
      $559,662,000..................................................................            11             11
    Class A Common Stock, $.01 par value; 425,000,000 shares authorized; 38,780,694
      and 38,820,774 shares outstanding.............................................           388            388
    Class B Common Stock, $.01 par value; 200,000,000 shares authorized; 92,572,000
      and 93,060,671 shares outstanding.............................................           926            931
    Additional Paid-In Capital......................................................     1,181,193      1,190,295
    Unearned Compensation...........................................................       (45,851)       (45,283)
    Foreign Currency Translation Adjustment.........................................            --          4,160
    Net Unrealized Holding Gain on Marketable Equity Securities.....................        67,823        257,712
    Deficit.........................................................................    (2,420,441)    (2,579,834)
                                                                                      ------------   -------------
        Stockholders' Equity (Deficiency)...........................................    (1,215,951)    (1,171,620)
                                                                                      ------------   -------------
            Total...................................................................  $  5,080,593    $ 5,740,315
                                                                                      ------------   -------------
                                                                                      ------------   -------------

           See Notes to Condensed Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                           SEPTEMBER 30,        SEPTEMBER 30,
                                           1995      1996      1995       1996
                                         --------  --------  --------  ----------
                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

 Revenues..............................  $342,445  $471,047  $992,493  $1,413,977
 Costs and Expenses:
     Operating.........................   117,296   167,844   342,142     502,671
     Selling, General and
       Administrative..................    78,551   110,215   228,883     331,748
     Depreciation and Amortization.....    82,156   120,583   230,568     352,279
     Restricted Stock Purchase
       Program.........................     3,042     3,993     8,947      12,647
                                         --------  --------  --------  ----------
         Total.........................   281,045   402,635   810,540   1,199,345
                                         --------  --------  --------  ----------
 Operating Income......................    61,400    68,412   181,953     214,632
                                         --------  --------  --------  ----------
 Other (Income) Expense:
     Interest..........................    86,248   120,005   252,562     353,583
     Equity in Net Loss of
       Affiliates......................    12,702    59,420    38,519     122,223
     Gain on Sale of Marketable Equity
       Securities......................        --        --   (23,032)         --
     Gain on Sale of Investments.......        --   (68,889)   (1,035)    (68,889)
     Minority Interest in Net Loss of
       Subsidiaries....................       (60)     (337)     (100)       (263)
     Dividend Income...................      (247)      (70)     (566)       (464)
     Other.............................       401     2,665     1,026       8,419
                                         --------  --------  --------  ----------
         Total.........................    99,044   112,794   267,374     414,609
                                         --------  --------  --------  ----------
 Loss Before Income Taxes..............   (37,644)  (44,382)  (85,421)   (199,977)
 Income Tax Provision (Benefit)........   (12,579)    4,825   (27,289)    (40,584)
                                         --------  --------  --------  ----------
 Net Loss..............................   (25,065)  (49,207)  (58,132)   (159,393)
                                         --------  --------  --------  ----------
 Preferred Stock Preferences...........   (10,208)  (11,043)  (29,555)    (32,084)
                                         --------  --------  --------  ----------
 Loss Applicable to Common
  Stockholders.........................  $(35,273) $(60,250) $(87,687) $ (191,477)
                                         --------  --------  --------  ----------
                                         --------  --------  --------  ----------
 Loss Per Common Share.................  $  (0.30) $  (0.41) $  (0.75) $    (1.29)
                                         --------  --------  --------  ----------
                                         --------  --------  --------  ----------

           See Notes to Condensed Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                             --------------------
                                                               1995       1996
                                                             ---------  ---------
                                                                (IN THOUSANDS)
 Operating Activities:
     Net Loss..............................................  $ (58,132) $(159,393)
     Adjustments to Reconcile Net Loss to Net Cash.........
       Provided from Operating Activities, net of
         acquisitions:
         Depreciation and Amortization.....................    230,568    352,279
         Restricted Stock Purchase Program.................      8,947     12,647
         Amortization of Deferred Financing Costs..........      6,673      7,657
         Equity in Net Loss of Affiliates..................     38,519    122,223
         Gain on Sale of Marketable Equity Securities......    (23,032)        --
         Gain on Sale of Investments.......................     (1,035)   (68,889)
         Minority Interest in Net Loss of Subsidiaries.....       (100)      (263)
         Deferred Income Taxes.............................    (28,330)   (42,518)
         Accrued Interest..................................    (37,605)    (3,320)
         Accounts Payable, Accrued and Other Liabilities...    (41,545)   (12,028)
         Other Working Capital Changes.....................    (25,432)   (28,554)
                                                             ---------  ---------
 Net Cash Provided from Operating Activities...............     69,496    179,841
                                                             ---------  ---------
 Financing Activities:
     Proceeds from Borrowings..............................    768,900  1,233,327
     Repayment of Borrowings...............................   (134,749)  (725,963)
     Increase in Minority Interests........................      2,746      4,656
     Issuance of Common Stock..............................         --          5
                                                             ---------  ---------
 Net Cash Provided from Financing Activities...............    636,897    512,025
                                                             ---------  ---------
 Investing Activities:
     Acquisitions, Net of Liabilities Assumed and Cash
       Acquired............................................   (184,882)   (10,978)
     Property, Plant and Equipment.........................   (346,046)  (513,938)
     Investments...........................................   (188,092)  (249,764)
     Other Assets..........................................    (16,973)   (27,619)
     Sale (Purchase) of Marketable Equity Securities,
       net.................................................     27,357     (1,200)
     Proceeds from Sale of Investments, net................      1,181    121,025
                                                             ---------  ---------
 Net Cash Used for Investing Activities....................   (707,455)  (682,474)
                                                             ---------  ---------
 Net Increase (Decrease) in Cash...........................     (1,062)     9,392
 Balance at Beginning of Period............................     11,564     18,551
                                                             ---------  ---------
 Balance at End of Period..................................  $  10,502  $  27,943
                                                             ---------  ---------
                                                             ---------  ---------

           See Notes to Condensed Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
     CONDENSED STATEMENT OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                        NET
                                                                                                     UNREALIZED
                                                                                                      HOLDING
                                  SERIES A     COMMON STOCK                              FOREIGN      GAIN ON
                                 CONVERTIBLE                 ADDITIONAL                  CURRENCY    MARKETABLE
                                  PREFERRED    CLASS  CLASS   PAID-IN      UNEARNED     TRANSLATION    EQUITY
                                    STOCK        A      B     CAPITAL    COMPENSATION   ADJUSTMENT   SECURITIES    DEFICIT
                                 -----------   -----  -----  ----------  ------------   ----------   ----------  -----------
                                                                       (IN THOUSANDS)
 Balance, January 1, 1996......      $11        $388   $926  $1,181,193    $(45,851)      $   --     $  67,823   $(2,420,441)
 Net Loss......................       --         --     --          --           --           --            --      (159,393)
 Accretion of Redeemable Common
  Stock........................       --         --     --     (21,524 )         --           --            --            --
 Restricted Stock Purchase
  Program:
   Stock Issued................       --         --      5      13,266      (13,266)          --            --            --
   Stock Vested................       --         --     --          --       12,647           --            --            --
   Stock Forfeited.............       --         --     --      (1,187 )      1,187           --            --            --
   Stock Exchanged for Loans...       --         --     --        (188 )         --           --            --            --
 Foreign Currency Translation
  Adjustment...................       --         --     --          --           --        4,160            --            --
 Issuance of Stock by Investee
  (See Note 5).................       --         --     --      18,735           --           --            --            --
 Change in Unrealized Gain, net
  of income taxes of
  $127,996.....................       --         --     --          --           --           --       189,889            --
                                     ---       -----  -----  ----------  ------------   ----------   ----------  -----------
 Balance, September 30, 1996...      $11        $388   $931  $1,190,295    $(45,283)      $4,160     $ 257,712   $(2,579,834)
                                     ---       -----  -----  ----------  ------------   ----------   ----------  -----------
                                     ---       -----  -----  ----------  ------------   ----------   ----------  -----------

           See Notes to Condensed Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The accompanying condensed consolidated financial statements are unaudited, but, in the opinion of management, include all adjustments of a normal recurring nature necessary for a fair presentation of the results for such periods. The results of operations and cash flows for any interim periods are not necessarily indicative of results to be expected for a full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

INTANGIBLE AND OTHER ASSETS

    Intangible assets consist primarily of franchise costs and goodwill recorded in various acquisitions. Other assets represent deferred financing costs and loans to employees (see Note 9). Intangible assets are amortized over 10 to 40 years. Accumulated amortization aggregated $902,906,000 at September 30, 1996.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company uses derivative financial instruments (primarily Interest Rate Exchange Agreements (Swaps) and Interest Rate Cap Agreements (Caps)) as a means of managing interest-rate risk associated with current debt or anticipated debt transactions that have a high probability of being executed. These instruments are matched with either fixed-rate or variable-rate debt and periodic cash payments are accrued on a settlement basis as an adjustment to interest expense. Derivative financial instruments are generally not held for trading purposes. Any premiums associated with the instruments are amortized over their term and realized gains or losses as a result of the termination of the instruments are deferred and amortized over the shorter of the remaining term of the instrument or the underlying debt (see Note 6).

LOSS PER COMMON SHARE

    Loss per common share is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding of 117,342,000 and 148,566,000 for the three months ended September 30, 1995 and 1996, respectively, and 117,531,000 and 148,485,000 for the nine months ended September 30, 1995 and 1996, respectively. Shares of the Series A Convertible Preferred Stock were not assumed to be converted into shares of common stock since the result would be anti-dilutive.

FOREIGN CURRENCY TRANSLATION

    The financial statements of the Company's non-U.S. investments are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Net assets of non-U.S. investments whose functional currencies are other than the U.S. dollar are translated at current rates of exchange. Income and expense items are translated at the average exchange rate for the period. The resulting translation adjustments are recorded directly into a separate component of stockholders' equity (deficiency). Deferred taxes are not recognized on the Company's proportionate

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES share of losses from international affiliates as they are not expected to result in a benefit on the Company's U.S. tax return.

2.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

    The following represents non-cash investing and financing activities and cash paid for interest and income taxes (in thousands):

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                          ----------------------
                                                                             1995        1996
                                                                          ----------  ----------

Accretion of Redeemable Common Stock....................................  $   15,653  $   21,524
                                                                          ----------  ----------
                                                                          ----------  ----------
Accretion of Series A Convertible Preferred Stock.......................  $   29,555  $   32,084
                                                                          ----------  ----------
                                                                          ----------  ----------
Cash Paid During the Period for Interest................................  $  296,886  $  358,454
                                                                          ----------  ----------
                                                                          ----------  ----------
Cash Paid During the Period for Income Taxes............................  $      988  $      956
                                                                          ----------  ----------
                                                                          ----------  ----------

3.  ACQUISITIONS AND DISPOSITIONS

    The Company purchased cable television systems in the Chicago, Illinois area for approximately $168,500,000 in August 1995 and cable television systems in California for approximately $17,000,000 in September 1995. In October 1995, the Company purchased cable television systems in Michigan for approximately $155,000,000. Also, in October 1995, the Company, Providence Journal, King Holding Corporation, King Broadcasting Company and The Providence Journal Company consummated a merger (the Providence Journal Merger) in which Providence Journal (which at the time of the Providence Journal Merger included only the Providence Journal cable businesses and assets) was merged with and into the Company. In connection with the Providence Journal Merger, the Company purchased the cable television businesses and assets of King Broadcasting Company (the King Cable Assets and collectively with Providence Journal, Providence Journal Cable). The total consideration involved in the Providence Journal Merger consisted of $405,000,000 in cash, the repayment of approximately $410,000,000 of existing indebtedness and the issuance of 30,142,394 shares of the Company's Class A common stock at an ascribed value of $584,762,000. In December 1995, the Company purchased for $88,000,000 in cash the non-owned interests in and discharged certain liabilities of N-Com Limited Partnership II (N-Com), which owns and operates cable television systems in Michigan.

    The Company has signed a definitive Agreement and Plan of Merger (the Merger Agreement) providing for the merger of the Company with and into U S WEST, Inc. or a wholly owned subsidiary thereof. The Merger Agreement provides for the stockholders of the Company to receive a combination of cash and securities of U S WEST, Inc. valued at approximately $4.6 billion in exchange for all of the outstanding stock of the Company. Additionally, U S WEST, Inc. or a wholly owned subsidiary thereof will assume the Company's outstanding indebtedness and other liabilities. The merger is contingent upon the receipt of approvals from the Company's stockholders. Certain major stockholders have agreed to vote in favor of the merger and other related matters. The merger is expected to close in the fourth quarter of 1996. As a result of the merger with U S WEST, the Company will be required to dispose of certain assets. No assurances can be given that the merger will occur, or occur in the foregoing manner.

    In May 1996, the Company acquired a cable television system in California for a purchase price of $10,978,000.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

    In October 1996, the Company acquired the non-owned interests in and assumed certain liabilities of Meredith/New Heritage Strategic Partners, L.P. (M/NH) for approximately $219,200,000. M/NH operates cable systems in the Minneapolis/St. Paul area. This acquisition will be accounted for using the purchase method of accounting.

    Also in October, the Company exchanged its cable systems in and around St. Louis County, Missouri for TCI Cable Partners of St. Louis L.P.'s systems serving certain Massachusetts communities. The systems of each party serve approximately 100,000 basic subscribers. The Company has also entered into an agreement with Cox Communications, Inc. (Cox) to exchange systems serving certain Virginia and Rhode Island communities for Cox's systems serving certain Massachusetts communities. The systems of each party serve approximately 48,000 basic subscribers. The Company expects to consummate this transaction in the fourth quarter of 1996 or the first quarter of 1997. The Company does not expect to record a gain or loss on these exchanges.

4.  MARKETABLE EQUITY SECURITIES

    Marketable equity securities have an aggregate cost basis of $155,299,000 as of September 30, 1996 and include approximately 17,861,000 shares of Teleport Communications Group, Inc. (See Note 5).

5.  INVESTMENTS

    The Company's investments consist of the following (in thousands):

                                                                                            CARRYING VALUE
                                                                                      ---------------------------
                                                                        APPROXIMATE   DECEMBER 31   SEPTEMBER 30
                                                                         OWNERSHIP        1995          1996
                                                                        ------------  ------------  -------------

Equity Method Investments:
  Optus Vision Pty Ltd (Optus Vision).................................          47%    $  150,232    $   306,354
  Fintelco, S.A.......................................................          50%       164,144        147,635
  Teleport Communications Group, Inc. (TCG), TCG
    Partners and Regional TCG Partnerships                                  10%-30%       145,661        --
  PrimeStar Partners L.P. (PrimeStar).................................          10%        16,311         20,098
  Singapore Cablevision Private Limited (SCV).........................          25%        15,023         12,237
  Other...............................................................      20%-50%        11,318         10,211
                                                                                      ------------  -------------
                                                                                          502,689        496,535
Cost Method Investments...............................................                     35,663         35,834
                                                                                      ------------  -------------
    Total.............................................................                 $  538,352    $   532,369
                                                                                      ------------  -------------
                                                                                      ------------  -------------

    In July 1996, TCG consummated an initial public offering (IPO) of shares of its common stock. In conjunction with the IPO, TCG implemented a plan of reorganization under which the Company exchanged its $53,800,000 loan and contributed its interests in TCG partnerships to TCG for additional shares of TCG common stock. As a result of the IPO, the Company recorded an increase in investments, additional paid in capital and deferred income taxes of $30,714,000, $18,735,000 and $11,979,000, respectively. Subsequent to the IPO,
TCG also redeemed approximately 7,976,000 shares of TCG common stock from the Company for net cash proceeds of approximately $121,025,000 from which the Company realized a pre-tax gain of approximately $68,889,000. As a result of the redemption, the IPO and the reorganization, the Company's ownership in TCG is now less than 20%, and, accordingly, the Company accounts for its remaining shares of TCG as marketable equity securities.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

    A wholly owned subsidiary of the Company has issued a standby letter of credit of $70,625,000 on behalf of PrimeStar, a limited partnership that provides direct broadcast satellite (DBS) services. The standby letter of credit guarantees a portion of the financing PrimeStar is incurring to construct a successor satellite system and is collateralized by certain marketable equity securities with a carrying value of $164,769,000 as of September 30, 1996. As a result of the commitments and other qualitative factors, the Company accounts for its investment in PrimeStar using the equity method.

    The major components of all equity method investees' combined financial position and results of operations are as follows (the Company's proportionate share is reflected in thousands):

                                                                                            SEPTEMBER 30,
                                                                                                1996
                                                                                            -------------

Total Assets..............................................................................   $   939,000
Total Liabilities.........................................................................       532,000
Equity....................................................................................       407,000


                                                                                             NINE MONTHS
                                                                                                ENDED
                                                                                            SEPTEMBER 30,
                                                                                                1996
                                                                                            -------------

Revenues..................................................................................   $   178,000
Depreciation and Amortization.............................................................        32,000
Operating Loss............................................................................       (72,000)
Net Loss..................................................................................      (100,000)

6.  DEBT

    Total debt outstanding is as follows (in thousands):

                                                                             DECEMBER 31,  SEPTEMBER 30,
                                                                                 1995          1996
                                                                             ------------  -------------

1994 Credit Facility.......................................................   $1,586,200    $ 2,180,820
1995 Credit Facility.......................................................    1,039,000      1,050,045
1996 Credit Facility.......................................................       --             15,000
Insurance Company Notes....................................................      125,750         98,500
Senior Notes and Debentures................................................    2,000,000      2,000,000
Subordinated Debt..........................................................      500,000        400,000
Other......................................................................       34,209         48,158
                                                                             ------------  -------------
    Total..................................................................   $5,285,159    $ 5,792,523
                                                                             ------------  -------------
                                                                             ------------  -------------

    Credit availability under the Company's $2,200,000,000 unsecured reducing revolving credit agreement (the 1994 Credit Facility) will decrease annually commencing December 1997 with a final maturity in October 2003. Borrowings under the 1994 Credit Facility bear interest at a rate between the agent bank's prime rate and prime plus 1%, depending on certain financial tests. At the Company's option, most borrowings bear interest at spreads over LIBOR. The Company's obligations under the 1994 Credit Facility are guaranteed by the Company's Restricted Subsidiaries (collectively with the Company, the Restricted Group), which represent the majority of the Company's owned and operated cable systems, excluding those acquired in the Providence Journal Cable and Michigan acquisitions during 1995 (collectively, the New Borrowing Group) (see Note 3). Prepayments are required from the proceeds of certain sales of the Restricted Group's assets.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

    During 1995, certain of the Company's subsidiaries entered into a $1,200,000,000 unsecured reducing revolving credit facility (the 1995 Credit Facility). Initial borrowings under the 1995 Credit Facility were used to finance the acquisitions of Providence Journal Cable and certain Michigan cable systems. Credit availability under the 1995 Credit Facility will decrease annually commencing in December 1998 with a final maturity in September 2004. Borrowings under the 1995 Credit Facility bear interest at a rate between the agent bank's prime rate and prime plus 1/2%, depending on certain financial tests. At the New Borrowing Group's option, most borrowings bear interest at spreads over LIBOR. The New Borrowing Group's obligations under the 1995 Credit Facility are guaranteed by substantially all of the New Borrowing Group subsidiaries. Prepayments are required from the proceeds of certain sales of the New Borrowing Group's assets.

    In July 1996, the Company arranged an unsecured revolving credit facility which will mature on July 1, 1997 (the 1996 Credit Facility). Maximum availability under the 1996 Credit Facility is $1,000,000,000. Borrowings under the 1996 Credit Facility may be used to fund general corporate purposes, including capital expenditures, investments and acquisitions. The terms and conditions of the 1996 Credit Facility are similar to those of the 1994 Credit Facility. Indebtedness under the 1996 Credit Facility ranks pari passu in right of payment with the Company's 1994 Credit Facility.

    The Company's Insurance Company Notes are unsecured, bear interest at 10.12%, require increasing semi-annual repayments through July 1, 1999 and rank pari passu in right of payment with the 1994 Credit Facility.

    The Company's unsecured Senior Notes and Debentures rank pari passu in right of payment with the Insurance Company Notes, the 1994 Credit Facility, and the 1996 Credit Facility (collectively, the Company's Senior Debt) and are non-redeemable prior to maturity, except for the 9 1/2% Senior Debentures which are redeemable at the Company's option at par plus declining premiums beginning in 2005. No sinking fund is required for any of the Senior Notes or Debentures. The Senior Notes and Debentures consist of the following (in thousands):

                                                                             DECEMBER 31,  SEPTEMBER 30,
                                                                                 1995          1996
                                                                             ------------  -------------
8 1/2% Senior Notes, Due September 15, 2001................................   $  200,000    $   200,000
8 5/8% Senior Notes, Due August 15, 2003...................................      100,000        100,000
8 7/8% Senior Debentures, Due September 15, 2005...........................      275,000        275,000
8.30% Senior Notes, Due May 15, 2006.......................................      600,000        600,000
9% Senior Debentures, Due September 1, 2008................................      300,000        300,000
9 1/2% Senior Debentures, Due August 1, 2013...............................      525,000        525,000
                                                                             ------------  -------------
    Total..................................................................   $2,000,000    $ 2,000,000
                                                                             ------------  -------------
                                                                             ------------  -------------

    The Company's Senior Debt limits the Restricted Group with respect to, among other things, payment of dividends and the repurchase of capital stock in an aggregate amount in excess of $921,019,000, the creation of liens and additional indebtedness, property dispositions, investments and leases and requires certain minimum ratios of cash flow to debt and cash flow to related fixed charges. In addition, the 1995 Credit Facility imposes similar limitations on the New Borrowing Group.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

    The Company's Subordinated Debt is redeemable at the Company's option at par plus declining premiums at various dates and is subordinated to the Company's Senior Debt. Subordinated Debt consists of the following (in thousands):

                                                                             DECEMBER 31,  SEPTEMBER 30,
                                                                                 1995          1996
                                                                             ------------  -------------

10 5/8% Senior Subordinated Notes, Due June 15, 2002.......................   $  100,000    $   100,000
Senior Subordinated Floating Rate Debentures, Due November 1, 2004.........      100,000        --
11% Senior Subordinated Debentures, Due June 1, 2007.......................      300,000        300,000
                                                                             ------------  -------------
    Total..................................................................   $  500,000    $   400,000
                                                                             ------------  -------------
                                                                             ------------  -------------

    Derivative financial instruments used to manage interest-rate risk include Swaps and Caps. The following table summarizes the terms of the Company's Swaps and Caps as of September 30, 1996:

                                                                                                AVERAGE
                                                                               MATURITIES    INTEREST RATE
                                                             NOTIONAL AMOUNT   -----------  ---------------
                                                             ----------------
                                                              (IN THOUSANDS)

Fixed to Variable Swaps....................................   $    1,425,000     1998-2003          5.8%
Variable to Fixed Swaps....................................        1,000,000     1997-2000          8.6%
Caps.......................................................          800,000     1996-1998          7.8%

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

8.  STOCKHOLDERS' EQUITY (DEFICIENCY)

    At September 30, 1996, there were 39,141,224 and 109,424,371 shares of Class A and Class B common stock outstanding, respectively. Stockholders' Equity (Deficiency) reflects only 38,820,774 and 93,060,671 shares of Class A and Class B common stock outstanding, respectively, due to the classification of 16,684,150 shares as Redeemable Common Stock. Class A common stock has one vote per share and Class B common stock has ten votes per share.

    Each share of Series A Convertible Preferred stock (Convertible Preferred) is entitled to 250 votes per share, shares equally with each common share in all dividends and distributions and is convertible into 25

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES shares of common stock, at any time, at the option of the holder. The Convertible Preferred stockholders have the right to sell their shares in a public offering by causing the Company to register such shares under the Securities Act of 1933. Certain other stockholders of the Company have similar registration rights.

    The Convertible Preferred has a liquidation preference equal to the greater of its Accreted Value or the amount which would be distributed to common stockholders, assuming conversion of the Convertible Preferred. The Accreted Value assumes a yield of 8% per annum, compounded semi-annually in arrears on the purchase price. During the period, the carrying value of the Convertible Preferred has been increased by $32,084,000 to reflect the Accreted Value of $559,662,000 as of September 30, 1996.

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

9.  RESTRICTED STOCK PURCHASE PROGRAM

    The Company maintains a Restricted Stock Purchase Program under which certain employees of the Company, selected by the Board of Directors, are permitted to buy shares of the Company's common stock at the par value of one cent per share. The shares remain wholly or partly subject to forfeiture for up to seven years, during which time the shares become "vested". Upon termination of employment with the Company, an employee must resell to the Company, for the price paid by the employee, the employee's shares which are not then vested. For financial statement presentation, the difference between the purchase price and the fair market value at the date of issuance (as determined by the Board of Directors) is recorded as additional paid-in capital and unearned compensation and charged to operations through 2001 as the shares vest. Shares of common stock issued under the program for the period ended September 30, 1996 were 591,775. At September 30, 1996, 2,540,000 shares were not yet vested. In connection with the Restricted Stock Purchase Program, a wholly owned subsidiary of the Company has loaned approximately $33,848,000 at September 30, 1996 to the participating employees to fund their individual tax liabilities. These loans are due in 2002, bear interest at a range from 5% to 8% and are included in Other Assets in the accompanying financial statements.

10.  LEGISLATION AND REGULATION

    Pursuant to the Cable Television Consumer Protection and Competition Act of 1992 (the 1992 Cable Act), the FCC in April 1993 promulgated rate regulations that establish maximum allowable rates for cable television services, except for services offered on a per-channel or per-program basis. The FCC's regulations require rates for equipment and installations to be cost-based and require reasonable rates for regulated cable television services to be established based on, at the election of the cable television operator, either application of the FCC's benchmark formula or a cost-of-service showing pursuant to standards adopted by the FCC. In addition, the FCC regulations limit future rate increases for regulated services.

    On August 3, 1995, a social contract between the Company and the FCC (the Social Contract) was adopted. The Social Contract is a six-year agreement covering all of the Company's existing franchises (except franchises acquired in 1995), including those that were unregulated at the time and settled the

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

Company's pending cost-of-service rate cases and benchmark cable programming service tier (CPS) rate cases. As part of the resolution of these cases, the Company agreed to, among other things, (i) invest at least $1.35 billion in domestic system rebuilds and upgrades through 2000 to expand channel capacity and improve system reliability and picture quality, (ii) reduce its benchmark broadcast service tier (BBT) service rates and (iii) make in-kind refunds to affected subscribers totaling approximately $9.5 million in retail value. In 1995, the Company adjusted the rate reserve recorded in 1994 to reflect the impact of the Social Contract. The resolution of pending rate cases was without any finding by the FCC of any wrongdoing by the Company.

    On August 21, 1996, an amendment (the Social Contract Amendment) to the Social Contract was adopted by the FCC. The Social Contract Amendment incorporates all franchises acquired during 1995 into the Social Contract and settles most CPS-rate cases of the acquired franchises. The Social Contract Amendment provides for cash refunds of $1.6 million (for which reserves were recorded as of December 31, 1995) and increases the Company's investment commitment in domestic system rebuilds and upgrades from $1.35 billion to $1.7 billion.

    The Social Contract also provides for its termination in the future if the laws and regulations applicable to services offered in any of the Company's franchises change in a manner that would have a material favorable financial impact on the Company. In that instance, the Company may petition the FCC to terminate the Social Contract.

    In February 1996, the 1996 Telecommunications Act was enacted into law. The 1996 Telecommunications Act modifies various provisions of the Communications Act of 1934, the 1984 Cable Act and the 1992 Cable Act, with the intent of establishing a pro-competitive, deregulatory policy framework for the telecommunications industry. Among other provisions, the 1996 Telecommunications Act sets March 31, 1999 as the date for removal of CPS-tier rate regulations, allows telephone companies to build and operate cable systems in their local markets and sets forth the conditions for voice and data competition in the local telephone market. The Company at this time cannot predict the full effect that the 1996 Telecommunications Act or the FCC's implementing regulations may have on its future operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Company's Condensed Consolidated Financial Statements for the nine months ended September 30, 1995 and 1996.

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

    During 1995, the Company completed a series of acquisitions of cable systems in the United States, the most significant of which was the acquisition of the cable television businesses and assets of the Providence Journal. See Note 3 of the Company's Condensed Consolidated Financial Statements.

    The Company has entered into a definitive merger agreement with U S WEST, Inc. (U S WEST), providing for the merger of the Company with and into U S WEST or a wholly owned subsidiary thereof (the Merger). As a result of the Merger, the Company's operations will become part of U S WEST Media Group, a leading global media and telecommunications company.

    The Merger is expected to close in the fourth quarter of 1996. The consummation of the Merger is subject to votes by the Company's stockholders. Certain major stockholders have agreed to vote in favor of the Merger and other related matters. As a result of the merger with U S WEST, the Company will be required to dispose of certain assets. No assurances can be given that the Merger will occur, or occur in the foregoing manner. See Note 3 of the Company's Condensed Consolidated Financial Statements.

    THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995. Revenues increased 37.6% (or $128.6 million) to $471.0 million. The acquisition of cable television systems during 1995 serving a total of approximately 1,009,000 basic subscribers as of the acquisition dates accounted for $104.8 million of such revenue increase. Excluding the effects of the foregoing acquisitions, revenues increased 6.9% (or $23.8 million) to $366.2 as a result of an approximate 2.0% increase in ending basic cable subscribers, an increase in cable revenue per average basic subscriber and increases in DBS-service revenues. Excluding the foregoing acquisitions and DBS-service revenues, monthly cable revenue per average basic subscriber increased 4.9% from $36.07 to $37.82. The $1.75 increase in monthly cable revenue per average basic subscriber primarily reflects the addition of new channels and increases in rates. The increase in cable revenues (excluding the foregoing acquisitions and DBS services) also includes a $3.1 million increase in advertising and home shopping revenues to $22.3 million, offset by a $2.7 million decrease in pay-per-view revenues to $8.4 million. Revenues from DBS services increased by $8.1 million to $17.9 million as a result of an increase of 55,000 DBS-service customers to approximately 117,000 as of September 30, 1996.

    Operating, selling, general and administrative expenses increased 42.0% to $278.1 million due primarily to the foregoing acquisitions, the provision of DBS service and increases in programming costs and wages. Depreciation and amortization expenses increased 46.8% to $120.6 million due to the foregoing acquisitions and increased levels of capital expenditures. Non-cash stock compensation (Restricted Stock Purchase Program expense) increased 31.3% to $4.0 million due to the vesting of a greater number of shares issued under the Company's Restricted Stock Purchase Program as compared to 1995. Operating income increased 11.4% to $68.4 million. Interest expense increased 39.1% to $120.0 million as a result of a 45.9% increase in average debt outstanding due to the foregoing acquisitions and increased levels of capital expenditures and investments, offset by a decrease in the average effective interest rate from 8.8% to 8.4%. Other (income) expenses include equity in net loss of affiliates, which increased from $12.7 million to $59.4 million primarily due to the Company's share of increased losses from its investment in Australia. The Company realized a gain of $68.9 million on the disposition of part of its investment in TCG and accounts for its remaining shares of TCG as marketable equity securities. The Company's effective tax rate for the three months ended September 30, 1996 decreased due to the effect of increased losses from its international investments.

    As a result of such factors, the net loss for the three months ended September 30, 1996 compared to the same period in 1995 increased $24.1 million to $49.2 million.

    NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995. Revenues increased 42.5% (or $421.5 million) to $1.4 billion. The acquisition of cable television systems during 1995 serving a total of approximately 1,009,000 basic subscribers as of the acquisition dates accounted for $315.7 million of such revenue increase. Excluding the effects of the foregoing acquisitions, revenues increased 10.7% (or $105.8 million) to $1.1 billion as a result of an approximate 2.0% increase in ending basic cable subscribers, an increase in cable revenue per average basic subscriber and increases in DBS-service revenues. Excluding the foregoing acquisitions and DBS-service revenues, monthly cable revenue per average basic subscriber increased 6.5% from $35.83 to $38.16. The $2.33 increase in monthly cable revenue per average basic subscriber primarily reflects the addition of new channels and increases in rates. The increase in cable revenues (excluding the foregoing acquisitions and DBS services) also includes a $17.5 million increase in advertising and home shopping revenues to $75.4 million and a $1.0 million decrease in pay-per-view revenues to $23.5 million. Revenues from DBS services increased by $24.5 million to $48.5 million principally as a result of an increase of 55,000 DBS-service customers to approximately 117,000 as of September 30, 1996.

    Operating, selling, general and administrative expenses increased 46.1% to $834.4 million due primarily to the foregoing acquisitions, the provision of DBS service and increases in programming costs and wages. Depreciation and amortization expenses increased 52.8% to $352.3 million due to the foregoing acquisitions and increased levels of capital expenditures. Non-cash stock compensation (Restricted Stock Purchase Program expense) increased 41.4% to $12.6 million due to the vesting of a greater number of shares issued under the Company's Restricted Stock Purchase Program as compared to 1995. Operating income increased 18.0% to $214.6 million. Interest expense increased 40.0% to $353.6 million as a result of a 48.6% increase in average debt outstanding due to the foregoing acquisitions and increased levels of capital expenditures and investments, offset by a decrease in the average effective interest rate from 9.1% to 8.5%. Other (income) expenses include equity in net loss of affiliates, which increased from $38.5 million to $122.2 million primarily due to the Company's share of increased losses from its international investment in Australia. The Company realized a gain of $68.9 million on the disposition of part of its investment in TCG and accounts for its remaining shares of TCG as marketable equity securities.

    As a result of such factors, the net loss for the nine months ended September 30, 1996 compared to the same period in 1995 increased by $101.3 million to $159.4 million.

    EBITDA. Based on its experience in the cable television industry, the Company believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA should not be considered as an alternative to operating or net income (measured in accordance with GAAP) as an indicator of the Company's performance or as an alternative to cash flows from operating activities (measured in accordance with GAAP) as a measure of the Company's liquidity. For the nine months ended September 30, 1996, EBITDA increased 37.5% to $579.6 million, as compared to the same period in 1995. Excluding the effects on both periods of the acquisitions of cable television systems, EBITDA increased 7.4% to $449.8 million. DBS service accounted for approximately $2.1 million and $7.1 million of EBITDA for the nine months ended September 30, 1995 and 1996, respectively. The remaining increase in EBITDA for the nine months ended September 30, 1996 (excluding the effects of the acquisitions) was the result of increases in revenues.

LIQUIDITY AND CAPITAL RESOURCES

    The following table sets forth for the period indicated certain items from the Company's Condensed Statement of Consolidated Cash Flows (in thousands):

                                                                        NINE MONTHS
                                                                           ENDED
                                                                       SEPTEMBER 30,
                                                                           1996
                                                                      ---------------

      Net Cash Provided From Operating Activities...................    $   179,841
                                                                      ---------------
                                                                      ---------------
Financing Activities:
  Net borrowings....................................................    $   507,364
  Other.............................................................          4,661
                                                                      ---------------
      Net Cash Provided From Financing Activities...................    $   512,025
                                                                      ---------------
                                                                      ---------------
Investing Activities:
  Property, plant and equipment.....................................    $  (513,938)
  Investments.......................................................       (249,764)
  Other assets......................................................        (27,619)
  Acquisitions, Net of Liabilities Assumed and Cash Acquired........        (10,978)
  Sale (Purchase) of Investments and
    Marketable Equity Securities, net...............................        119,825
                                                                      ---------------
      Net Cash Used For Investing Activities........................    $  (682,474)
                                                                      ---------------
                                                                      ---------------

    CREDIT ARRANGEMENTS OF THE COMPANY. On September 30, 1996, the Company had cash on hand of $27.9 million and the following credit arrangements: (i) approximately $2.2 billion outstanding under a $2.2 billion reducing revolving credit facility (the 1994 Credit Facility), (ii) approximately $1.1 billion outstanding under a $1.2 billion reducing revolving credit facility (the 1995 Credit Facility); (iii) approximately $15.0 million outstanding under a $1.0 billion short-term revolving credit facility (the 1996 Credit Facility); (iv) $98.5 million of 10.12% Senior Notes Due 1999 to the Prudential Life Insurance Company; (v) $200.0 million of 8 1/2% Senior Notes Due 2001; (vi) $100.0 million of 8 5/8% Senior Notes Due 2003; (vii) $275.0 million of 8 7/8% Senior Debentures Due 2005; (viii) $600.0 million of the 8.30% Senior Notes Due 2006;
(ix) $300.0 million of 9% Senior Debentures Due 2008; (x) $525.0 million of
9 1/2% Senior Debentures Due 2013; (xi) $100.0 million of 10 5/8% Senior Subordinated Notes Due 2002; and (xii) $300.0 million of 11% Senior Subordinated Debentures Due 2007. Other miscellaneous debt was approximately $48.2 million as of September 30, 1996. As of November 1, 1996, there was credit availability of approximately $4.5 million, $144.9 million and $705.0 million under the 1994 Credit Facility, the 1995 Credit Facility and the 1996 Credit Facility, respectively. In February 1996, the Company borrowed funds under the 1994 Credit Facility to redeem in full the $100.0 million of Senior Subordinated Floating Rate Debentures plus accrued interest thereon.

    As of September 30, 1996, a subsidiary of the Company had issued a standby letter of credit of approximately $70.6 million on behalf of PrimeStar, which guaranteed a portion of the financing being incurred by PrimeStar to construct a successor-satellite system. The letter of credit is secured by certain marketable equity securities with a fair market value of approximately $164.8 million as of September 30, 1996.

    CAPITAL EXPENDITURES AND U.S. ACQUISITIONS. The Company's expenditures for property, plant and equipment for the nine months ended September 30, 1996 totaled approximately $513.9 million (of which approximately $50.9 million was related to the provision of DBS service and approximately $84.9 million was related to the development of new businesses). The Company anticipates that it will spend during

1996: (i) approximately $529.0 million on capital expenditures for its cable systems (excluding the cable systems to be acquired in 1996 (see below)), (ii) approximately $85.0 million on capital expenditures for the provision of DBS service and (iii) approximately $120.0 million on capital expenditures for new businesses such as telephony and high-speed data services. However, the Company is continually re-evaluating its capital budget based on economic, technological and other factors. In accordance with the Social Contract, as amended, the Company has agreed to invest a minimum of $1.7 billion in system rebuilds and upgrades in the United States through 2000 to expand channel capacity and improve system reliability and picture quality (see Note 10 of the Company's Condensed Consolidated Financial Statements).

    In May 1996, the Company purchased a cable television system in California for approximately $11.0 million.

    In October 1996, the Company acquired the remaining ownership interests in and assumed certain liabilities of Meredith/New Heritage Strategic Partners, L.P. for total consideration of approximately $219.2 million. See Note 3 of the Company's Condensed Consolidated Financial Statements.

    INVESTMENTS. For purposes of the Condensed Statements of Consolidated Cash Flows, the Company's investments include, among other things, interests in telecommunications and technology and international broadband communications ventures as indicated below.

    INTERNATIONAL INVESTMENTS. As of September 30, 1996, the Company had advanced US$150.5 million to Fintelco. In addition, the Company has recorded commitments to contribute an additional US$17.1 million to Fintelco in order to finance its portion of certain acquisitions of Argentine cable television systems. Fintelco entered into a US$140.0 million credit facility in 1995 and arranged an additional US$50.0 million credit facility in October 1996. Proceeds from such facilities were used to refinance existing indebtedness and for general corporate purposes, including capital expenditures. Fintelco is in the process of arranging an additional US$40.0 million of credit facilities. Such facilities may reduce the amount of future advances from Fintelco's shareholders, including the Company. No assurances can be given at this time that such additional facilities will be successfully arranged.

    As of September 30, 1996, the Company had invested approximately US$397.7 million in Optus Vision. Optus Vision anticipates at this time that its remaining funding needs will be provided by a combination of equity from the joint venture partners and third-party debt. Optus Vision has arranged A$280.0 million of short-term credit facilities and is in the process of arranging additional short-term credit facilities. Proceeds from such facilities will be used to refinance existing short-term indebtedness and for general corporate purposes, including capital expenditures. No assurances can be given at this time that such short-term facilities will be successfully arranged.

    As of September 30, 1996, the Company had invested US$17.6 million in SCV and committed to contribute up to approximately US$27.0 million (based on exchange rates as of September 30, 1996) in additional capital. In addition, the Company has committed to lend up to approximately US$45.0 million (based on exchange rates as of September 30, 1996) to SCV if third-party debt financing is unavailable. SCV has arranged an aggregate of S$176.0 million in senior credit facilities. Such facilities may reduce the amount of future advances from SCV's shareholders, including the Company.

    INVESTMENTS IN TELECOMMUNICATIONS AND TECHNOLOGY. The Company has made numerous investments which are related to its ownership interests in TCG and PrimeStar.

    In July 1996, TCG consummated an initial public offering (IPO) of shares of its common stock. In conjunction with the IPO, TCG implemented a plan of reorganization, under which CCI exchanged its $53.8 million loan and contributed its interests in TCG partnerships to TCG for additional shares of TCG common stock. Subsequent to the IPO, TCG redeemed approximately 8.0 million shares of TCG common stock from the Company for net cash proceeds of approximately $121.0 million. The Company used such proceeds to repay amounts outstanding under the 1994 Credit Facility. The Company currently owns approximately 17.9 million shares of TCG common stock, which represents an approximate 11.2% ownership interest and had a market value of $504.6 million as of November 1, 1996.

    Simultaneous with the IPO, TCG issued $925.0 million of public debt securities. As a result of the IPO and such public debt issuance, the Company does not anticipate making any additional advances to TCG in the future.

    In order to obtain certain regulatory approvals in connection with the Merger, the Company has agreed to divest of its entire interest in TCG over a period of approximately two years.

    The Company also owns an approximate 10.4% partnership interest in PrimeStar. The Company had made cash investments totaling $31.4 million as of September 30, 1996 to fund PrimeStar's ongoing operations and may in the future make additional investments in PrimeStar.

    OTHER FINANCING AND INVESTMENT ACTIVITIES. During the nine months ended September 30, 1996, the Company invested approximately $27.6 million in other assets which included, among other things, an increase in loans to certain employees to cover tax obligations in connection with the Company's Restricted Stock Purchase Program (see Note 9 of the Company's Condensed Consolidated Financial Statements).

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

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed.

                         CONTINENTAL CABLEVISION, INC.
                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED DULY AUTHORIZED.

                                CONTINENTAL CABLEVISION, INC. (REGISTRANT)

DATE:  November 13, 1996        By:           /s/ WILLIAM T. SCHLEYER
                                     -----------------------------------------
                                                William T. Schleyer
                                       PRESIDENT AND CHIEF OPERATING OFFICER

DATE:  November 13, 1996        By:              /s/ P. ERIC KRAUSS
                                     -----------------------------------------
                                                  P. Eric Krauss,
                                      VICE PRESIDENT, TREASURER AND CORPORATE
                                                     CONTROLLER

                                EXHIBIT LISTING

    Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K).

   EXHIBIT
     NO.
-------------

        2.1    Amendment, dated as of October 7, 1996, to Agreement and Plan of Merger dated as of February 27, 1996, and as amended and restated as of June 27, 1996, between U S WEST, Inc. and the Company.......... Filed herewith as Exhibit 2.1.
        2.2    Amendment No. 2 to Stockholders' Agreement dated as of October 7, 1996, among the stockholders of
               Continental Cablevision, Inc. named therein and U S WEST, Inc........... Filed herewith as Exhibit 2.2.

       11.1    Schedule of computation of earnings per share.......................... Filed herewith as Exhibit 11.1.

       27.0    Financial Data Schedules............................................... Filed herewith as Exhibit 27.0.