Form 10-K
period 1996-12-31
CONTINENTAL CABLEVISION INC
filed 1997-03-28
CIK 355069

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the Fiscal Year Ended December 31, 1996

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
    1934 (NO FEE REQUIRED)

For the transition period from       to

                        COMMISSION FILE NUMBER 33-57471

                         CONTINENTAL CABLEVISION, INC.
             (Exact name of registrant as specified in its charter)
                               ------------------

                        DELAWARE                                                 04-2370836
              (State or other jurisdiction                                     (IRS Employer
                   of incorporation)                                        Identification No.)

                    THE PILOT HOUSE
                      LEWIS WHARF
                       BOSTON, MA
                 (Address of principal                                             02110
                   executive offices)                                            (Zip Code)

                                  617-742-9500

              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None
                               ------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.*___
    The aggregate market value of the voting stock of the registrant held by non-affiliates is not applicable as no public market for the voting stock of the registrant exists.
    The number of shares of Common Stock outstanding as of March 15, 1997 was 100 shares.

--------------------------------------------------------------------------------

* Not applicable in that the registrant is a wholly owned subsidiary of U S WEST, Inc. The registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is filing this Form with the reduced disclosure format.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         CONTINENTAL CABLEVISION, INC.
                          1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS
                                     PART I

Item 1.     Business (1)..............................................................           3
Item 2.     Properties (1)............................................................           9
Item 3.     Legal Proceedings.........................................................           9
Item 4.     Submission of Matters to a Vote of Security Holders (2)...................           9


                                              PART II
Item 5.     Market for the Registrant's Common Stock and Related Stockholder
              Matters.................................................................          10
Item 6.     Selected Consolidated Financial Information (2)...........................          10
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations (2) (See "Management's Discussion")..........................          10
Item 8.     Consolidated Financial Statements and Supplementary Data..................          14
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure..............................................................          39

                                             PART III
Item 10.    Directors and Executive Officers of the Registrant (2)....................          39
Item 11.    Executive Compensation (2)................................................          39
Item 12.    Security Ownership of Certain Beneficial Owners and Management (2)........          39
Item 13.    Certain Relationships and Related Transactions (2)........................          39

                                              PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K...........          39

------------------------

(1) Abbreviated pursuant to General Instruction J (2)

(2) Omitted pursuant to General Instruction J (2)

                                     PART I

ITEM 1. BUSINESS.

(A) DEVELOPMENT OF BUSINESS.

    Continental Cablevision, Inc. (the "Company" or "Continental", which includes its consolidated subsidiaries unless the context indicates otherwise) is a leading provider of broadband communications services. As of December 31, 1996, the Company's cable television systems and those of its U.S. affiliates passed approximately 7.4 million homes and provided service to approximately 4.4 million basic cable subscribers, making the Company the third-largest cable television system operator in the United States. In addition, Continental has pursued investments in sectors that are complementary to its core business, including interests in (i) international broadband communications; (ii) telecommunications and technology, including competitive-access telephony and direct broadcast satellite ("DBS") service; and (iii) programming services.

    On November 15, 1996 (the "Merger Date"), Continental (the "Predecessor Corporation") merged with and into Continental Merger Corporation, a wholly owned subsidiary of U S WEST, Inc. ("U S WEST"), (the "Merger"). Continental Merger Corporation changed its name to Continental Cablevision, Inc. (the "Successor Corporation") on the Merger Date. The "Company" or "Continental" refers to both the Successor Corporation and the Predecessor Corporation.

    Continental is one of the multimedia businesses of U S WEST and is a member of the U S West Media Group (the "Media Group"). The Media Group is comprised of: (i) cable and telecommunications network businesses outside of the Communications Group fourteen state region, (ii) domestic and international wireless communications network businesses and (iii) domestic and international directory and information services businesses. Media Group is one of two major groups that make up U S WEST. The other major group, the Communications Group, provides telecommunications services in fourteen western and midwestern states. See the Notes to Consolidated Financial Statements for additional information related to the Merger.

(B) DESCRIPTION OF BUSINESS.

U.S. CABLE TELEVISION BUSINESS

    The Predecessor Corporation was incorporated in the State of Delaware in 1963 and has been providing cable television services since its inception.

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

    A customer generally pays an initial installation charge and fixed monthly fees. Such monthly service fees constitute Continental's primary source of revenues. In addition to these monthly revenues, Continental's systems currently generate revenues from additional fees paid by customers for pay-per-view programming of movies and special events and from the sale of available advertising spots on advertiser-supported programming. Continental's systems also offer home shopping services, from which Continental receives a share of revenues from sales of merchandise in its service areas.

    The following table sets forth operating information pertaining to Continental's U.S. systems as of December 31, 1996.

                                                   HOMES      NUMBER OF                   NUMBER OF
                                                   PASSED       BASIC         BASIC        PREMIUM        PREMIUM
CCI MANAGEMENT REGIONS                            BY CABLE   SUBSCRIBERS   PENETRATION   SUBSCRIPTIONS  PENETRATION
-----------------------------------------------  ----------  -----------  -------------  ------------  -------------
Northeast Region...............................   1,593,378   1,150,394          72.2%       866,782          75.3%
Western Region.................................   2,091,910     920,274          44.0%       894,398          97.2%
Southeast Region...............................   1,257,734     786,253          62.5%       621,256          79.0%
Midwest Region.................................   1,030,766     702,977          68.2%       551,715          78.5%
Central Region.................................   1,291,726     715,978          55.4%       616,917          86.2%
                                                 ----------  -----------          ---    ------------          ---
Consolidated Systems...........................   7,265,514   4,275,876          58.9%     3,551,068          83.1%
Affiliated Companies (1).......................     138,056      78,411          56.8%        46,882          59.8%
                                                 ----------  -----------          ---    ------------          ---
    Total......................................   7,403,570   4,354,287          58.8%     3,597,950          82.6%
                                                 ----------  -----------          ---    ------------          ---
                                                 ----------  -----------          ---    ------------          ---

------------------------

(1) Affiliated Companies are those companies not majority-owned or controlled by the Company. The systems held by Affiliated Companies consist of systems held by three limited partnerships. The Company owns less than 50% of the outstanding limited partnership interests of each such partnership. None of the systems owned by Affiliated Companies are managed by the Company. In reporting subscriber and other data for systems not controlled or managed by the Company, only that portion of data corresponding to the Company's percentage ownership is included.

    During 1996, the Predecessor Corporation acquired the non-owned interests in, and assumed certain liabilities of, Meredith/New Heritage Strategic Partners, L.P. ("M/NH") for approximately $219,200,000. M/NH operates cable systems in the Minneapolis/St. Paul area. The Predecessor Corporation also purchased a small cable television system in California. In addition, the Predecessor Corporation exchanged certain of its cable systems in and around St. Louis County, Missouri for systems serving certain Massachusetts communities. In 1997, the Successor Corporation also obtained cable systems serving certain Massachusetts communities in exchange for certain of its cable systems in Virginia and Rhode Island. See the Notes to Consolidated Financial Statements for additional information.

    During 1995, the Predecessor Corporation purchased certain cable television systems in Chicago, California and Michigan. The Predecessor Corporation also acquired the cable television systems of the Providence Journal Company ("Providence Journal Merger") and purchased the non-owned interests in, and discharged certain liabilities of, N-Com Limited Partnership II. See the Notes to Consolidated Financial Statements for additional information.

    As a result of the Merger, the Company is required by the Federal Communications Commission ("FCC") to divest the cable television systems located in the Communications Group telephone service territory. The Company may sell or trade these systems for cable television systems in other geographic locations. No assurances can be provided as to how these systems will be divested, and accordingly, the Company continues to include these systems in its results of operations in the accompanying consolidated financial statements.

INVESTMENTS

    The Company owns a 10.4% interest in PrimeStar Partners, L.P. ("PrimeStar") and acts as a local distributor of PrimeStar's DBS service. PrimeStar provided DBS service to approximately 1.6 million customers nationwide as of December 31, 1996. PrimeStar acts as a wholesaler of DBS services, providing programming and satellite transmission services to local distributors, including Continental and its other cable partners, who in turn sell to, service, and collect monthly fees from consumers. Continental served approximately 138,000 of PrimeStar's customers as of December 31, 1996. See the Notes to Consolidated Financial Statements for additional information.

    The Company also owns an interest in Teleport Communications Group ("TCG"). TCG and its affiliates are telecommunications companies which operate fiber-optic networks in the United States. In July, 1996, TCG consummated an initial public offering ("IPO") of shares of its common stock. In conjunction with the IPO, TCG implemented a plan of reorganization and redeemed a portion of the Predecessor Corporation's shares of TCG common stock. As a result of the reorganization, the IPO and the redemption, the Company's economic interest in TCG was approximately 11% as of December 31, 1996. In addition, as a result of the Merger, U S WEST is required to dispose of its remaining interest in TCG by December 31, 1998. See the Notes to Consolidated Financial Statements for additional information.

    Continental has also made investments in international broadband communications networks, principally in Latin America and the Pacific Rim. Continental owns an approximate 50% interest in Fintelco, S.A., one of the largest cable television operators in Argentina, with subscribers in regional system clusters in the Argentine provinces of Buenos Aires, Cordoba and Santa Fe. In addition, Continental has a 25% equity interest in Singapore Cablevision Pte Ltd ("SCV"), a joint venture that is constructing a high-capacity network to provide cable television and a variety of interactive services to substantially all of Singapore's households. Continental also has a 46.5% interest in Optus Vision Pty Ltd, a joint venture which is providing cable television services to customers in Australia's major markets. See the Notes to Consolidated Financial Statements for additional information.

COMPETITION

    CABLE TELEVISION COMPETITION. Continental's systems compete with other communications and entertainment media, including conventional off-air television broadcasting services, newspapers, movie theaters, live sporting events and home video products. The extent to which cable television service is competitive depends upon a cable television system's ability to provide, on a cost-effective basis, a greater variety of programming than that available off-air or through other alternative delivery sources.

    In recent years, the FCC has initiated new policies and authorized new technologies to provide a more favorable operating environment for certain existing technologies and to create substantial additional competition to cable television systems. These technologies include, among others, DBS services, which transmit signals by satellite to receiving facilities located on customers' premises. Cable television systems also may compete with wireless program distribution services such as multi-channel, multi-point distribution services ("MMDS"), which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to subscribers.

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

    TELEPHONY COMPETITION. Local Exchange Carriers ("LECs") currently dominate the two-way switched voice and data market. The LECs provide a full-range of local telecommunications services and equipment to customers as well as origination and termination access to their local networks to inter-exchange carriers ("IXCs") and mobile radio service providers. Prior to enactment of the Telecommunications Act of 1996

(the "1996 Telecommunications Act"), the LECs had an exclusive franchise to provide telephone service in many states. Consequently, the LECs have established relationships with their customers and provide those customers with various transmission and switching services that other potential telecommunications service providers have not been permitted to offer.

    The 1996 Telecommunications Act removed barriers to entry in the local telephone market by preempting state and local laws that restrict competition between cable companies, local telephone companies and IXC's. The 1996 Telecommunications Act also lifted the ban on cross-ownership between cable television and telephone companies, thereby permitting the LECs to enter into the cable business within their respective service regions so long as such entry is not achieved through the purchase of existing cable companies, except in rural communities. Continental is responding to this potential competition by rebuilding and upgrading its U.S. systems to create advanced hybrid fiber-optic and coaxial cable networks that will serve as the infrastructure for the provision of enhanced video, high-speed data, telephony and other telecommunications services.

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

    The Cable Communications Policy Act of 1984 ("The 1984 Cable Act") created uniform national standards and guidelines for the regulation of cable television systems. Among other things, the 1984 Cable Act affirmed the right of franchising authorities (state or local, depending on the practice in individual states) to award one or more franchises within their jurisdictions. In connection with new franchises, the 1984 Cable Act provided that in granting or renewing franchises, franchising authorities may establish requirements for cable-related facilities and equipment, but may not establish or enforce requirements for video programming or information services other than in broad categories. The 1996 Telecommunications Act preempted the ability of franchising authorities to impose any oversight of cable operators' technical standards.

    In October 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which amended the 1984 Cable Act in many respects. The 1992 Cable Act allowed for a greater degree of regulation of the cable industry with respect to, among other things: (i) cable system rates for both the Basic Service Tier ("BST") and certain Cable Programming Service ("CPS") tiers; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased-access terms and conditions; (v) horizontal and vertical ownership of cable systems; and (vi) subscription to tiers of service other than the BST as a condition of purchasing premium services. Additionally, the 1992 Cable Act encouraged competition with existing cable television systems by: allowing municipalities to own and operate their own cable television systems without a franchise; preventing franchising authorities from granting exclusive franchises or unreasonably refusing to award additional franchises covering an existing cable system's service area; and prohibiting the common ownership of cable systems and co-located MMDS or SMATV systems. The 1992 Cable Act also precluded video programmers affiliated with cable television companies from favoring cable operators over competitors and required such programmers to sell their programming to other multi-channel video distributors.

    As noted above, the 1996 Telecommunications Act was enacted into law in February 1996. The 1996 Telecommunications Act modified various provisions of the Communications Act of 1934, the 1984 Cable Act and the 1992 Cable Act, with the intent of establishing a pro-competitive, deregulatory policy framework for both video and telecommunications services. Continental at this time cannot predict the full effect that the 1996 Telecommunications Act or the FCC implementing regulations may have on its operations.

    FCC REGULATION. The FCC is the principal federal agency with jurisdiction over cable television. The FCC has promulgated regulations covering such areas as the registration of cable television systems, cross-ownership between cable television systems and other communications businesses, carriage of television broadcast programming and the regulation of basic cable service rates in areas where cable television systems are not subject to effective competition. The FCC has the authority to enforce these regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities often used in connection with cable operations.

    RATE REGULATION. The 1992 Cable Act authorized the FCC to, among other things, set standards for governmental authorities to regulate the rates for certain cable television services and equipment and gave local broadcast stations the option to elect mandatory carriage or require retransmission consent.

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

    The FCC has issued a series of new rules covering such issues as increases for inflation and external costs and the addition of new channels to regulated CPS tiers (the "Going Forward Rules"); rules permitting a single annual rate increase and allowing operators to anticipate twelve months of inflation and known increases in external costs, while providing for an adjustment of costs after twelve months; abbreviated cost-of-service rules for network upgrades; and rules that limit the FCC's review of CPS-tier rates to the amount of the increase only, thereby grandfathering all rates that were unregulated prior to November 1995. The FCC has also proposed to allow cable operators to decrease BST rates and increase CPS-tier rates to offset the lost revenue on the BST.

    The FCC also publicly announced that it would consider "social contracts" as an alternative form of rate regulation for cable operators. Continental's Social Contract with the FCC was adopted by the FCC on August 3, 1995. The Social Contract settled all of Continental's pending cost-of-service rate cases and all of its benchmark CPS-tier rate cases. Benchmark BST cases will be resolved by Continental and local franchise authorities. Under the Social Contract Amendment, which was adopted on August 21, 1996 and incorporated the systems acquired in the Providence Journal Merger and other recent acquisitions into the Social Contract, CPS-tier rates may be increased by $1.00 per year per subscriber plus inflation and allowable external costs. BST rates may increase by inflation and external costs. The amended Social Contract governs Continental's future rates. The Social Contract also provides for its termination in the future if the laws and regulations applicable to services offered in any Continental franchise change in a manner that would have a material favorable financial impact on Continental. In that instance, the Company may petition the FCC to terminate the Social Contract.

    The 1996 Telecommunications Act, which provides for the deregulation of CPS-tier rates after March 31, 1999, permits regulated equipment rates to be computed by aggregating costs of broad categories of equipment at the franchise, system, regional or Company level. The 1996 Telecommunications Act also eliminated the right of individual subscribers to file rate complaints with the FCC concerning CPS tiers, and instead requires that such complaints be filed by a franchising authority.

    The 1992 Cable Act provided that all rate regulation, for both the CPS tiers and for the BST, is eliminated when a cable system is subject to "effective competition" from another multi-channel video programming provider such as MMDS, DBS or a telephone company. The 1996 Telecommunications Act expanded the definition of "effective competition" to include instances in which a local telephone company or its affiliate (or a multi-channel video programming distributor using the facilities of a telephone company or its affiliate) offers comparable video programming directly to subscribers by any means (other than DBS) in the cable operator's franchise area. Since telephone companies are providing or planning to provide video services in several of Continental's franchise areas, this provision will allow the Company greater flexibility in packaging and pricing its product in those markets. The 1996 Telecommunications Act also eliminated the uniform rate structure requirements of the 1992 Cable Act for cable operators in areas subject to "effective competition" or as applied to video programming offered on a per-channel or per-program basis and allowed non-uniform bulk discount rates to be offered to multiple dwelling units.

    The FCC also has adopted regulations in connection with its cost-of-service proceedings which govern programming charges for affiliated entities. The cost of programming to affiliated entities must be the prevailing company price, based on the sale of programming to third parties, or a price equal to the lower of the programming service's net book cost and its estimated fair market value.

    The 1996 Telecommunications Act repealed the statutory ban on cable-broadcast station cross-ownership to permit common ownership or control of a television station and a cable system with overlapping service areas. The 1996 Telecommunications Act left in place, however, the cable system-television station cross-ownership restriction contained in the FCC's rules and did not mandate an outcome for the FCC's review of the regulation, which will occur this year. The 1996 Telecommunications Act also directed the FCC to revise its existing regulations concerning broadcast network-cable cross-ownership to permit common control of both a television network and a cable system. The 1996 Telecommunications Act also removed the statutory ban on cable-MMDS cross-ownership by any cable operator in a franchise area where one cable operator is subject to "effective competition".

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

    OTHER MATTERS. The FCC has adopted requirements for payment of annual "regulatory fees." Cable television systems were required to pay regulatory fees of $0.37 per subscriber, which, may be passed on to subscribers as "external cost" adjustments to rates for basic cable service. This amount was increased to $0.49 per subscriber in 1995 and $0.55 per subscriber in 1996. The FCC has proposed maintaining the $0.55 per subscriber fee for 1997. Fees are also assessed for other licenses, including licenses for business radio and cable television-relay systems and earth stations, which, however, may not be collected directly from subscribers. Beginning in 1995, no fee is assessed for receive-only, cable-earth stations.

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

ITEM 2. PROPERTIES.

    The Company's principal physical assets consist of cable television systems, including signal receiving, encoding and decoding apparatus, headends, distribution systems, and subscriber house-drop equipment for each of its systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment, and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution systems consist of coaxial and fiber-optic cables and related electronic equipment. Subscriber equipment consists of taps, house drops, converters, analog addressable converters and remote controls. The Company owns its distribution system, various office and studio fixtures, test equipment and service vehicles. The physical components of Continental's systems require maintenance and periodic upgrading to keep pace with technological advances.

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

    As a result of the Merger, the Company is required by the FCC to divest itself of cable television systems located in the Communications Group telephone service territory. The Company may sell or trade these systems for cable television systems in other geographic locations. No assurances can be provided as to how these systems will be divested, and accordingly, the Company continues to include these systems in its results of operations in the accompanying consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is involved in various lawsuits and administrative proceedings. The relief sought in such lawsuits and proceedings include injunctions, damages and penalties. Although the final results in these suits and proceedings cannot be predicted with certainty, it is the present opinion of management, after consulting with legal counsel, based on the Company's financial position and the information available to date, that they will not have a material effect on the Company's financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Intentionally Omitted.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
  MATTERS.

    No established public trading market exists for the Successor Corporation's common stock, and accordingly, no high and low bid information or quotations are available with respect to the Successor Corporation's common stock. All of the common shares outstanding as of December 31, 1996 are held by U S WEST.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL INFORMATION.

    Intentionally Omitted.

ITEM 7. MANAGEMENT'S DISCUSSION

    Continental Cablevision, Inc. ("Continental") is a leading provider of broadband communications services. Continental's operations consist primarily of U.S. cable television systems with complementary operations and investments in:
(i) international broadband communications; (ii) the telecommunications and technology industries, including companies offering competitive-access telephony and Direct Broadcast Satellite ("DBS") service; and (iii) programming services.

    Substantially all of Continental's revenues are earned from customer fees for basic cable programming and premium cable television services, the rental of converters and remote control devices, and cable installation fees. Additional revenues are generated by the sale of advertising, pay-per-view programming fees, DBS service and payments received as a result of revenue-sharing agreements for products sold through home shopping networks.

    Continental's business is subject to regulations, including recently enacted federal laws and regulations. Such laws and regulations limit Continental's ability to increase or restructure its rates for certain services. See "Business--Description of Business--Legislation and Regulation" and the Notes to Consolidated Financial Statements.

MERGER WITH U S WEST, INC.

    On November 15, 1996 (the "Merger Date"), Continental (the "Predecessor Corporation") merged with and into Continental Merger Corporation, a wholly owned subsidiary of U S WEST, Inc. ("U S WEST"), (the "Merger"). Continental Merger Corporation changed its name to Continental Cablevision, Inc. (the "Successor Corporation") on the Merger Date. The "Company" and "Continental" refer to both the Predecessor Corporation and the Successor Corporation.

    Continental is one of the multimedia businesses of U S WEST and is a member of the U S West Media Group (the "Media Group"). The Media Group is comprised of: (i) cable and telecommunications network businesses outside of the Communications Group fourteen state region, (ii) domestic and international wireless communications network businesses and (iii) domestic and international directory and information services businesses. Media Group is one of two major groups that make up U S WEST. The other major group, the Communications Group, provides telecommunications services in fourteen western and midwestern states. See the Notes to Consolidated Financial Statements for additional information related to the Merger.

    As a result of the Merger, U S WEST is required by the United States Department of Justice to dispose of its remaining interest in Teleport Communications Group, Inc. (TCG), a telecommunications company which operates fiber optic networks. U S WEST is also required by the Federal Communications Commission to divest the cable television systems located in the Communications Group telephone service territory. The Company may sell or trade these systems for cable television systems in other geographic locations. No assurances can be provided as to how these systems will be divested, and accordingly, the Company continues to include these systems in its results of operations in the accompanying consolidated financial statements.

    The Company has no commitment to advance additional funds to Optus Vision Pty Ltd ("Optus Vision"). U S WEST is pursuing the possible sale or restructuring of the Company's interest in Optus Vision. In conjunction with U S WEST's preliminary allocation of the purchase price related to the Merger, no amount has currently been allocated by U S WEST to the Company's investment in Optus Vision. The results of any sale or restructuring will be considered in the final determination of fair value.

    The Merger resulted in a new basis of accounting and, as a result, the Consolidated Financial Statements of the Predecessor Corporation are not necessarily comparable with that of the Successor Corporation.

ACQUISITIONS

    During 1996, the Predecessor Corporation acquired the non-owned interests in, and assumed certain liabilities of, Meredith/New Heritage Strategic Partners, L.P. ("M/NH") for approximately $219,200,000. M/NH operates cable systems in the Minneapolis/St. Paul area. The Predecessor Corporation also purchased a small cable television system in California. In addition, the Predecessor Corporation exchanged certain of its cable systems in and around St. Louis County, Missouri for systems serving certain Massachusetts communities. In 1997, the Successor Corporation also obtained cable systems serving certain Massachusetts communities in exchange for certain of its cable systems in Virginia and Rhode Island. See the Notes to Consolidated Financial Statements for additional information.

    During 1995, the Predecessor Corporation purchased certain cable television systems in Chicago, California and Michigan. The Predecessor Corporation also acquired the cable television systems of the Providence Journal Company ("Providence Journal Merger") and purchased the non-owned interests in, and discharged certain liabilities of, N-Com Limited Partnership II. See the Notes to Consolidated Financial Statements for additional information.

RESULTS OF OPERATIONS

    The following table sets forth certain financial and non-financial information for the Company.

                                                                       TWELVE MONTHS ENDED       INCREASE (DECREASE)
                                                                           DECEMBER 31,
                                                                    --------------------------  ---------------------
                                                                        1996          1995          $           %
                                                                    ------------  ------------  ----------  ---------

                                                                                 (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Revenues:
  Basic cable service.............................................  $  1,360,104  $  1,013,405  $  346,699       34.2%
  Premium cable service...........................................       315,511       269,069      46,442       17.3
  Advertising.....................................................       103,571        73,389      30,182       41.1
  Pay-per-view....................................................        42,737        32,467      10,270       31.6
  Other...........................................................        28,425        17,014      11,411       67.1
  DBS.............................................................        68,878        37,048      31,830       85.9
                                                                    ------------  ------------  ----------        ---
    Total.........................................................  $  1,919,226  $  1,442,392  $  476,834       33.1%
                                                                    ------------  ------------  ----------        ---
                                                                    ------------  ------------  ----------        ---

                                                                        AS OF DECEMBER 31,
                                                                    --------------------------
SUBSCRIBER DATA FOR U.S. CABLE SYSTEMS                                                       1996        1995
----------------------------------------------------------------------------------------  ----------  ----------
Homes passed by cable...................................................................   7,404,000   7,191,000
Number of basic subscribers.............................................................   4,354,000   4,190,000
Basic penetration.......................................................................        58.8%       58.3%
Number of premium subscriptions.........................................................   3,598,000   3,770,000
Premium penetration.....................................................................        82.6%       90.0%

    TWELVE MONTHS ENDED DECEMBER 31, 1996 COMPARED TO TWELVE MONTHS ENDED DECEMBER 31, 1995. For purposes of this discussion, the twelve months ended December 31, 1996 refers to the Predecessor Corporation for the period January 1, 1996 through November 14, 1996 combined with the Successor Corporation for the period November 15, 1996 through December 31, 1996.

    Revenues increased 33.1% (or $476.8 million) to $1,919.2 million. The acquisition of cable television systems during 1995 and 1996 serving a total of approximately 1,009,000 and 127,000 basic subscribers, respectively, as of the acquisition dates, accounted for approximately $337.8 million of such revenue increase. Excluding the effects of the foregoing acquisitions, revenues increased 10.4% (or $139.0 million) as a result of an increase of approximately 2.0% in ending basic cable subscribers, an increase in cable revenue per average basic subscriber and an increase in DBS service revenues. Excluding the foregoing acquisitions and DBS-service revenues, monthly cable revenue per average basic subscriber increased 5.7% from $36.28 to $38.35. The $2.07 increase in monthly cable revenue per average basic subscriber primarily reflects the addition of new channels and increases in rates. The increase in cable revenues (excluding the foregoing acquisitions and DBS service) also includes an $18.6 million increase in advertising and home shopping revenues to $102.1 million, a $3.1 million increase in pay-per-view revenues to $33.7 million and a $1.9 million decrease in premium cable service revenues. Revenues from DBS service increased by $31.8 million to $68.9 million principally as a result of a 73.8% increase in DBS-service customers to approximately 138,000 as of December 31, 1996.

    Operating, selling, general and administrative expenses increased 38.2% to $1,156.7 million due to the foregoing acquisitions, the provision of DBS service, increases in programming costs and wages, and increases in expenses associated with the development of new businesses. Expenses associated with the Restricted Stock Purchase Program ("RSPP") increased to $90.2 million from $12.0 million. Approximately $73.6 million of this increase reflects changes made in connection with the Merger to both the repayment provisions of the RSPP-related loans and the vesting requirements of the shares issued under the RSPP. See the Notes to Consolidated Financial Statements.

    Depreciation and amortization expenses increased 56.5% to $533.8 million due to the foregoing acquisitions, increased levels of capital expenditures and an increase in amortization expense of approximately $32.5 million resulting from the Merger. Interest expense increased to $438.4 million as a result of an increase in average debt outstanding prior to the Merger Date due to the foregoing acquisitions and higher levels of capital expenditures and investments. On the Merger Date, U S WEST repaid certain of the Company's indebtedness which resulted in lower interest expense for the period November 15, 1996 through December 31, 1996. Equity in net loss of affiliates increased from $70.4 million to $161.5 million primarily due to increasing losses from the Company's investment in Optus Vision Pty Ltd., which continued its buildout of a broadband network in Australia during 1996. The Company realized a gain of $68.9 million on the disposition of a portion of its equity method investment in TCG and now accounts for its remaining shares of TCG as marketable equity securities. Other (income) expense increased $31.4 million to $33.2 million primarily due to expenses associated with the Merger.

    The high level of depreciation and amortization expenses resulting from the Company's capital expenditures, recent acquisitions and the Merger combined with the interest costs related to financing activities have caused the Company to report net losses. The Company believes that it will continue to generate significant losses as a result of the amortization of intangible assets recorded in purchase accounting associated with the Merger and depreciation from ongoing capital expenditures.

    EBITDA. Based on its experience in the cable television industry, the Company believes that earnings before interest, taxes, depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA should not be considered as an alternative to operating or net income (measured in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's performance or as an alternative to cash flows from operating activities (measured in accordance with GAAP) as a measure of the Company's liquidity. For the twelve months ended December 31, 1996, EBITDA increased 26.0% to $762.5 million, as compared to the same period in 1995. DBS service accounted for approximately $8.8 million and $4.3 million of EBITDA for the twelve months ended December 31, 1996 and 1995, respectively.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                             -----------

Independent Auditors' Report...............................................................................          15

Consolidated Balance Sheets as of December 31, 1995 and December 31, 1996..................................          16

Statements of Consolidated Operations for the Twelve Months Ended December 31, 1994 and 1995, the period
  January 1, 1996 through November 14, 1996 and the period November 15, 1996 through December 31, 1996.....          17

Statements of Consolidated Cash Flows for the Twelve Months Ended December 31, 1994 and 1995, the period
  January 1, 1996 through November 14, 1996 and the period November 15, 1996 through December 31, 1996.....          18

Statements of Consolidated Stockholders' Equity (Deficiency) for the Twelve Months Ended December 31, 1994
  and 1995 and the period January 1, 1996 through November 14, 1996........................................          19

Statement of Consolidated Stockholder's Equity (Deficiency) for the period November 15, 1996 through
  December 31, 1996........................................................................................          20

Notes to Consolidated Financial Statements.................................................................          21

                          INDEPENDENT AUDITORS' REPORT

Continental Cablevision, Inc.:

    We have audited the accompanying consolidated balance sheet of Continental Cablevision, Inc. (the "Company") as of December 31, 1996 and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for the period November 15, 1996 (following the merger of the Company into a wholly-owned subsidiary of U S WEST, Inc.) through December 31, 1996. We have also audited the consolidated balance sheet of Continental Cablevision, Inc. (the "Predecessor Corporation") as of December 31, 1995 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the twelve months ended December 31, 1994 and 1995, and the period January 1, 1996 through November 14, 1996. Our audits also included the financial statement schedule of the Company and the Predecessor Corporation listed in the index as Item 14. These financial statements and financial statement schedule are the responsibility of the Company and the Predecessor Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    As discussed in Note 1 to the financial statements, Continental Cablevision, Inc. was acquired by
U S WEST, Inc. effective November 15, 1996. The transaction was accounted for using the purchase method of accounting whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair value. Accordingly, the balance sheet and the statements of operations, changes in stockholders' equity and cash flows of the Predecessor Corporation for the periods referred to in the first paragraph of this report are not comparable with those presented for the Company.

    In our opinion, such consolidated financial statements and financial statement schedule present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and the results of their operations and their cash flows for the period November 15, 1996 (following the merger of the Company into a wholly-owned subsidiary of U S WEST, Inc.) through December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the consolidated financial statements of the Predecessor Corporation present fairly, in all material respects, the financial position of the Predecessor Corporation at December 31, 1995 and the results of their operations, and their cash flows for the twelve months ended December 31, 1994 and 1995, and the period January 1, 1996 through November 14, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the respective basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 2, in 1994 the Predecessor Corporation changed its method of accounting for investments.

DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 12, 1997

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                            1995            1996
                                                                        (PREDECESSOR)   (SUCCESSOR)
                                                                        -------------   ------------

                                                                               (IN THOUSANDS)
                                ASSETS
----------------------------------------------------------------------
Cash..................................................................   $    18,551     $   36,407
Accounts Receivable--net..............................................       110,132        120,596
Prepaid Expenses and Other............................................         9,967         12,163
Supplies..............................................................        88,687        125,264
Marketable Equity Securities..........................................       151,378        715,367
Investments...........................................................       538,352        542,911
Property, Plant and Equipment--net....................................     2,107,473      2,582,015
Intangible Assets--net................................................     1,902,796     10,871,429
Other Assets--net.....................................................       153,257         52,437
                                                                        -------------   ------------
        TOTAL.........................................................   $ 5,080,593     $15,058,589
                                                                        -------------   ------------
                                                                        -------------   ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
----------------------------------------------------------------------
Accounts Payable......................................................   $    96,833     $  114,955
Accrued Interest......................................................        86,977         65,457
Accrued and Other Liabilities.........................................       238,343        277,723
Debt..................................................................     5,285,159      2,845,981
Advances from U S WEST................................................            --         86,174
Deferred Income Taxes.................................................       307,041      3,023,169

Minority Interest in Subsidiaries.....................................        26,056         18,358

Commitments and Contingencies.........................................

Redeemable Common Stock, $.01 par value; 16,684,150 shares outstanding
  at December 31, 1995................................................       256,135             --
Stockholders' Equity (Deficiency):
  Predecessor:
    Preferred Stock, $.01 par value; 198,857,142 shares authorized;
     none outstanding at December 31, 1995............................            --             --
    Series A Convertible Preferred Stock, $.01 par value; 1,142,858 shares authorized and outstanding at December 31, 1995;
     liquidation preference--$527,578,000 at December 31, 1995........            11             --
    Class A Common Stock, $.01 par value; 425,000,000 shares
     authorized; 38,780,694 shares outstanding at December 31, 1995...           388             --
    Class B Common Stock, $.01 par value; 200,000,000 shares
     authorized; 92,572,000 shares outstanding at December 31, 1995...           926             --
    Additional Paid-in Capital........................................     1,181,193             --
    Unearned Compensation.............................................       (45,851)            --
    Net Unrealized Holding Gains on Marketable Equity Securities......        67,823             --
    Deficit...........................................................    (2,420,441)            --
  Successor:
    Common Stock, $.01 par value; 100 shares authorized and
     outstanding at December 31, 1996.................................            --             --
    Additional Paid-In Capital........................................            --      8,666,031
    Net Unrealized Holding Gains on Marketable Equity Securities......            --          1,481
    Deficit...........................................................            --        (40,740 )
                                                                        -------------   ------------
      Stockholders' Equity (Deficiency)...............................    (1,215,951)     8,626,772
                                                                        -------------   ------------
        TOTAL.........................................................   $ 5,080,593     $15,058,589
                                                                        -------------   ------------
                                                                        -------------   ------------

                See Notes to Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                          PERIOD        PERIOD
                                                                                        JANUARY 1,   NOVEMBER15,
                                                       TWELVE MONTHS   TWELVE MONTHS       1996          1996
                                                           ENDED           ENDED         THROUGH       THROUGH
                                                        DECEMBER 31,    DECEMBER 31,   NOVEMBER 14,  DECEMBER 31,
                                                            1994            1995           1996          1996
                                                       (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR) (SUCCESSOR)
                                                       --------------  --------------  ------------  ------------
Revenues.............................................   $  1,197,977    $  1,442,392    $1,667,018    $  252,208
Costs and Expenses:
    Operating........................................        405,535         498,239       596,083        92,648
    Selling, General and Administrative..............        267,349         339,002       395,447        72,549
    Depreciation and Amortization....................        283,183         341,171       421,634       112,197
    Restricted Stock Purchase Program................         11,316          12,005        90,242            --
                                                       --------------  --------------  ------------  ------------
        Total........................................        967,383       1,190,417     1,503,406       277,394
                                                       --------------  --------------  ------------  ------------
Operating Income (Loss)..............................        230,594         251,975       163,612       (25,186)
                                                       --------------  --------------  ------------  ------------
Other (Income) Expense:
    Interest.........................................        315,541         363,826       416,241        22,203
    Equity in Net Loss of Affiliates.................         25,002          70,364       153,775         7,716
    Gain on Sale of Marketable Equity Securities.....         (1,204)        (23,032)           --            --
    Gain on Sale of Investments......................             --          (1,035)      (68,889)           --
    Minority Interest in Net Income (Loss) of
      Subsidiaries...................................           (205)            (39)           34           211
    Dividend Income..................................           (824)           (715)         (625)         (118)
    Other............................................          1,279           2,542        33,128           793
                                                       --------------  --------------  ------------  ------------
        Total........................................        339,589         411,911       533,664        30,805
                                                       --------------  --------------  ------------  ------------
Loss Before Income Taxes and Extraordinary Item......       (108,995)       (159,936)     (370,052)      (55,991)
Income Tax Benefit...................................         40,419          47,909        79,929        15,251
                                                       --------------  --------------  ------------  ------------
Loss Before Extraordinary Item.......................        (68,576)       (112,027)     (290,123)      (40,740)
Extraordinary Item, Net of Income Taxes..............        (18,265)             --            --            --
                                                       --------------  --------------  ------------  ------------
Net Loss.............................................        (86,841)       (112,027)     (290,123)      (40,740)
Preferred Stock Preferences..........................        (36,800)        (39,802)      (37,606)           --
                                                       --------------  --------------  ------------  ------------
Loss Applicable to Common Stockholders...............   $   (123,641)   $   (151,829)   $ (327,729)   $  (40,740)
                                                       --------------  --------------  ------------  ------------
                                                       --------------  --------------  ------------  ------------
Loss Per Common Share:
    Loss Before Extraordinary Item...................   $       (.92)   $      (1.22)   $    (2.21)
    Extraordinary Item...............................           (.16)             --            --
                                                       --------------  --------------  ------------
    Net Loss.........................................   $      (1.08)   $      (1.22)   $    (2.21)
                                                       --------------  --------------  ------------
                                                       --------------  --------------  ------------

                See Notes to Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        PERIOD        PERIOD
                                                            TWELVE        TWELVE      JANUARY 1,   NOVEMBER 15,
                                                            MONTHS        MONTHS         1996          1996
                                                            ENDED         ENDED        THROUGH        THROUGH
                                                         DECEMBER 31,  DECEMBER 31,  NOVEMBER 14,  DECEMBER 31,
                                                             1994          1995          1996          1996
                                                         (PREDECESSOR) (PREDECESSOR) (PREDECESSOR)  (SUCCESSOR)
                                                         ------------  ------------  ------------  -------------
OPERATING ACTIVITIES:
  Net Loss.............................................   $  (86,841)   $ (112,027)   $ (290,123)    $ (40,740)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operating Activities, Net of the effect
    of Acquisitions:
      Extraordinary Item...............................       18,265            --            --            --
      Depreciation and Amortization....................      283,183       341,171       421,634       112,197
      Restricted Stock Purchase Program Amortization...       11,316        12,005        90,242            --
      Amortization of Debt Issuance Costs and
        Premiums.......................................        5,759         9,184        13,483        (4,106)
      Equity in Net Loss of Affiliates.................       25,002        70,364       153,775         7,716
      Gain on Sale of Marketable Equity Securities.....       (1,204)      (23,032)           --            --
      Gain on Sale of Investments......................           --        (1,035)      (68,889)           --
      Minority Interest in Net Income (Loss) of
        Subsidiaries...................................         (205)          (39)           34           211
      Deferred Income Taxes............................      (42,272)      (48,783)      (81,605)        8,223
      Accrued Interest.................................        9,632         4,937        35,590       (28,993)
      Accounts Payable, Accrued and Other
        Liabilities....................................       66,142         5,515        21,771        12,495
      Other Working Capital Changes....................      (52,473)      (36,996)      (43,355)        2,934
                                                         ------------  ------------  ------------  -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..............      236,304       221,264       252,557        69,937
                                                         ------------  ------------  ------------  -------------
FINANCING ACTIVITIES:
  Proceeds from Borrowings.............................    1,709,980     2,635,240     1,691,687         1,126
  Repayment of Borrowings..............................   (1,456,061)     (806,261)     (918,669)         (146)
  Advances from U S WEST...............................           --            --            --       130,601
  Repayments to U S WEST...............................           --            --            --       (44,427)
  Premium Paid on Extinguishment of Debt...............      (20,924)           --            --            --
  Advances to (repayments from) Minority Interests.....          779         3,666         4,911       (12,354)
  Issuance of Common Stock.............................       30,500        (8,111)            5            --
  Repurchase of Common Stock and Redeemable Common
    Stock..............................................       (4,755)           --            --            --
                                                         ------------  ------------  ------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES..............      259,519     1,824,534       777,934        74,800
                                                         ------------  ------------  ------------  -------------
INVESTING ACTIVITIES:
  Acquisitions, Net of Cash Acquired...................     (114,990)   (1,243,879)     (139,969)           --
  Expenditures for Property, Plant and Equipment.......     (300,511)     (518,161)     (644,758)     (131,121)
  Investments..........................................     (192,119)     (280,142)     (323,720)       (1,580)
  Proceeds from Sale of Investments-net................           --         1,181       121,025            --
  Purchase of Marketable Equity Securities.............           --            --        (1,200)           --
  Proceeds from Sale of Marketable Equity Securities...       17,553        27,357            --            --
  Other-net............................................      (16,832)      (25,167)      (31,402)       (4,647)
                                                         ------------  ------------  ------------  -------------
NET CASH USED IN INVESTING ACTIVITIES..................     (606,899)   (2,038,811)   (1,020,024)     (137,348)
                                                         ------------  ------------  ------------  -------------
NET INCREASE (DECREASE) IN CASH........................     (111,076)        6,987        10,467         7,389
BALANCE AT BEGINNING OF PERIOD.........................      122,640        11,564        18,551        29,018
                                                         ------------  ------------  ------------  -------------
BALANCE AT END OF PERIOD...............................   $   11,564    $   18,551    $   29,018     $  36,407
                                                         ------------  ------------  ------------  -------------
                                                         ------------  ------------  ------------  -------------

                See Notes to Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
          STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY (DEFICIENCY)
                          (PREDECESSOR, IN THOUSANDS)

                                                                         COMMON
                                                  SERIES A               STOCK                                           FOREIGN
                                                 CONVERTIBLE          ------------        ADDITIONAL                    CURRENCY
                                                  PREFERRED        CLASS        CLASS       PAID-IN      UNEARNED      TRANSLATION
                                                    STOCK            A            B         CAPITAL    COMPENSATION    ADJUSTMENT
                                               ---------------     -----        -----     -----------  -------------  -------------
Balance, January 1, 1994.....................     $      11      $      62    $     913    $ 577,076     $ (23,577)     $      --
  Change in Accounting Principle for
    Marketable Equity Securities, Net of
    Income Taxes of $56,434..................            --             --           --           --            --             --
  Net Loss...................................            --             --           --           --            --             --
  Accretion of Redeemable Common Stock.......            --             --           --      (19,932)           --             --
  Restricted Stock Purchase Program:
      Stock Vested...........................            --             --           --           --        11,316             --
      Stock Forfeited........................            --             --           --         (164)          164             --
      Stock Exchanged for Loans..............            --             --           --         (611)           --             --
  Conversion of Class B to Class A
    Common Stock.............................            --              8           (8)          --            --             --
  Stock Repurchased..........................            --             --           (2)      (3,672)           --             --
  Issuance of Class A Common Stock...........            --             16           --       30,484            --             --
  Change in Unrealized Losses, Net of Income
    Tax Benefit of $24,081...................            --             --           --           --            --             --
                                                        ---          -----        -----   -----------  -------------       ------
Balance, December 31, 1994...................            11             86          903      583,181       (12,097)            --
  Net Loss...................................            --             --           --           --            --             --
  Accretion of Redeemable Common Stock.......            --             --           --      (23,736)           --             --
  Restricted Stock Purchase Program:
      Stock Issued...........................            --             --           23       46,205       (46,228)            --
      Stock Vested...........................            --             --           --           --        12,005             --
      Stock Forfeited........................            --             --           --         (469)          469             --
      Stock Exchanged for Loans..............            --             --           --         (337)           --             --
  Issuance of Class A Common Stock in
    Connection with Acquisition, Net of
    Issuance Costs of $8,111.................            --            302           --      576,349            --             --
  Change in Unrealized Gains, Net of Income
    Taxes of $13,364.........................            --             --           --           --            --             --
                                                        ---          -----        -----   -----------  -------------       ------
Balance, December 31, 1995...................            11            388          926    1,181,193       (45,851)            --
  Net Loss...................................            --             --           --           --            --             --
  Accretion of Redeemable Common Stock.......            --             --           --      (25,286)           --             --
  Foreign Currency Translation Adjustment....            --             --           --           --            --          4,160
  Restricted Stock Purchase Program:
      Stock Issued...........................            --             --            5       13,554       (13,554)            --
      Stock Vested...........................            --             --           --           --        57,211             --
      Stock Forfeited........................            --             --           --       (2,194)        2,194             --
      Stock Exchanged for Loans..............            --             --           --         (188)           --             --
  Issuances of Stock by Investees............            --             --           --       21,054            --             --
  Change in Unrealized Gains, Net of Income
    Taxes of $178,795........................            --             --           --           --            --             --
                                                        ---          -----        -----   -----------  -------------       ------
Balance, November 14, 1996...................     $      11      $     388    $     931    $1,188,133    $      --      $   4,160
                                                        ---          -----        -----   -----------  -------------       ------
                                                        ---          -----        -----   -----------  -------------       ------

                                               NET UNREALIZED
                                                   HOLDING
                                               GAINS (LOSSES)
                                                ON MARKETABLE
                                                   EQUITY
                                                 SECURITIES      DEFICIT
                                               ---------------  ----------
Balance, January 1, 1994.....................     $      --     $(2,221,573)
  Change in Accounting Principle for
    Marketable Equity Securities, Net of
    Income Taxes of $56,434..................        84,650             --
  Net Loss...................................            --        (86,841)
  Accretion of Redeemable Common Stock.......            --             --
  Restricted Stock Purchase Program:
      Stock Vested...........................            --             --
      Stock Forfeited........................            --             --
      Stock Exchanged for Loans..............            --             --
  Conversion of Class B to Class A
    Common Stock.............................            --             --
  Stock Repurchased..........................            --             --
  Issuance of Class A Common Stock...........            --             --
  Change in Unrealized Losses, Net of Income
    Tax Benefit of $24,081...................       (36,654)            --
                                               ---------------  ----------
Balance, December 31, 1994...................        47,996     (2,308,414)
  Net Loss...................................            --       (112,027)
  Accretion of Redeemable Common Stock.......            --             --
  Restricted Stock Purchase Program:
      Stock Issued...........................            --             --
      Stock Vested...........................            --             --
      Stock Forfeited........................            --             --
      Stock Exchanged for Loans..............            --             --
  Issuance of Class A Common Stock in
    Connection with Acquisition, Net of
    Issuance Costs of $8,111.................            --             --
  Change in Unrealized Gains, Net of Income
    Taxes of $13,364.........................        19,827             --
                                               ---------------  ----------
Balance, December 31, 1995...................        67,823     (2,420,441)
  Net Loss...................................            --       (290,123)
  Accretion of Redeemable Common Stock.......            --             --
  Foreign Currency Translation Adjustment....            --             --
  Restricted Stock Purchase Program:
      Stock Issued...........................            --             --
      Stock Vested...........................            --             --
      Stock Forfeited........................            --             --
      Stock Exchanged for Loans..............            --             --
  Issuances of Stock by Investees............            --             --
  Change in Unrealized Gains, Net of Income
    Taxes of $178,795........................       265,253             --
                                               ---------------  ----------
Balance, November 14, 1996...................     $ 333,076     $(2,710,564)
                                               ---------------  ----------
                                               ---------------  ----------

                See Notes to Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
          STATEMENT OF CONSOLIDATED STOCKHOLDER'S EQUITY (DEFICIENCY)
                           (SUCCESSOR, IN THOUSANDS)

                                                                                            NET
                                                                                        UNREALIZED
                                                                        ADDITIONAL     HOLDING GAINS
                                                             COMMON       PAID-        ON MARKETABLE
                                                             STOCK      IN CAPITAL   EQUITY SECURITIES    DEFICIT
                                                           ----------  ------------  -----------------  -----------
Initial Equity Contribution from U S WEST................  $       --  $  8,666,031      $      --      $        --
Net Loss.................................................          --            --             --          (40,740)
Change in Unrealized Gains, Net of Income Taxes of
  $999...................................................          --            --          1,481               --
                                                           ----------  ------------         ------      -----------
Balance, December 31, 1996...............................  $       --  $  8,666,031      $   1,481      $   (40,740)
                                                           ----------  ------------         ------      -----------
                                                           ----------  ------------         ------      -----------

                See Notes to Consolidated Financial Statements.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND MERGER

    ORGANIZATION

    Continental Cablevision, Inc., and its subsidiaries, (Continental) is a wholly owned subsidiary of U S WEST, Inc. (U S WEST). Continental is a provider of broadband communications services with operations and investments encompassing cable television systems, international broadband communication ventures, telecommunications and technology ventures and programming services.

    MERGER

    On November 15, 1996 (the Merger Date), Continental (the Predecessor Corporation) merged with and into Continental Merger Corporation, a wholly owned subsidiary of U S WEST (the Merger). Continental Merger Corporation changed its name to Continental Cablevision, Inc. (the Successor Corporation) on the Merger Date. The "Company" refers to both the Predecessor Corporation and the Successor Corporation.

    The Successor Corporation is a member of the multimedia businesses of U S WEST and is a member of the U S WEST Media Group (the Media Group). The Media Group operates in four industry segments, as defined in Statement of Financial Accounting Standards (SFAS) No. 14, "Financial Reporting for Segments of a Business Enterprise", consisting of directory and information services, wireless communications, cable and telecommunications and the capital assets segment, which is held for sale. Media Group is one of two major groups that make up U S WEST. The other major group, the Communications Group, provides telecommunications services in fourteen western and midwestern states.

    The aggregate consideration paid by U S WEST to the stockholders of the Predecessor Corporation consisted of 150,615,000 shares of Media Group Common Stock valued at $2.59 billion, 20,000,000 shares of U S WEST Series D Preferred Stock with a market value of $920 million and $1.15 billion in cash. In connection with the Merger, U S WEST also assumed all of the Predecessor Corporation's outstanding indebtedness and other liabilities, which approximated $7.0 billion on November 15, 1996, for a total purchase price of $11.7 billion. As a result of the Merger, each class of the Predecessor Corporation's outstanding common and preferred stock was retired. As of December 31, 1996, the outstanding common stock of the Successor Corporation was the only stock issued and outstanding (See Note 10).

    As a result of the Merger, U S WEST is required by the United States Department of Justice to dispose of its remaining interest in Teleport Communications Group, Inc. (TCG), a telecommunications company which operates fiber optic networks (See Note 16). U S WEST is also required by the Federal Communications Commission (FCC) to divest the cable television systems located in the Communications Group telephone service territory. These systems represent approximately 7.0% of the Company's basic subscribers. The Company may sell or trade these systems for cable television systems in other geographic locations. No assurances can be provided as to how these systems will be divested, and accordingly, the Company continues to include these systems in its results of operations in the accompanying consolidated financial statements.

    The Merger was accounted for as a purchase, and accordingly, the accompanying consolidated financial statements include the operations of the Successor Corporation for the period November 15, 1996 through December 31, 1996. The Company's Consolidated Balance Sheet at December 31, 1996 includes estimates of the fair value of assets and liabilities acquired in connection with the Merger. The $8.0 billion excess of the purchase price over the net tangible assets acquired and the goodwill related to a

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

1. ORGANIZATION AND MERGER (CONTINUED)
deferred income tax liability of $3.3 billion are being amortized over 25 years. Intangible assets allocated to equity method investments are being amortized over 15 years (See Note 6). Amortization related to equity method investments is being recorded as a component of equity losses in unconsolidated affiliates. The intangible assets acquired consist principally of cable television franchises and goodwill. All allocations are preliminary and the determination of the fair value of assets and liabilities acquired will be made after appraisals and other studies are completed. The impact of the Merger has been excluded from the accompanying Statement of Consolidated Cash Flows for the period November 15, 1996 through December 31, 1996.

    The preliminary allocation of the purchase price as of the Merger Date is as follows (in thousands):

Marketable Equity Securities...................................................  $   713,000
Investments....................................................................      566,000
Property, Plant and Equipment and Supplies-net.................................    2,635,000
Intangible Assets..............................................................   10,913,000
Other Assets Including Current assets-net......................................      219,000
                                                                                 -----------
                                                                                 $15,046,000
                                                                                 -----------
                                                                                 -----------

    Liabilities assumed in the Merger, based on their respective fair market values, including deferred income taxes provided on temporary differences arising from the Merger, are as follows (in thousands):

Long-term Debt (at market value)...............................................  $6,525,000
Accounts Payable, Accrued and Other Liabilities................................     523,000
Deferred Income Taxes..........................................................   3,324,000
                                                                                 ----------
                                                                                 $10,372,000
                                                                                 ----------
                                                                                 ----------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BASIS OF PRESENTATION

    The accompanying consolidated financial statements include the accounts of the Predecessor Corporation and the Successor Corporation. All significant intercompany accounts and transactions have been eliminated. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to their current presentation. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements of U S WEST (Securities and Exchange Commission File No. 1-8611). The following accounting policies relate to the Predecessor Corporation and the Successor Corporation unless otherwise indicated.

    ESTIMATES

    The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at each balance sheet date and during each reporting period. Significant estimates included in the consolidated financial statements include the assigned useful lives of property, plant and equipment and intangible assets, the

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) carrying value of cost method investments, certain accruals, and valuation allowances for deferred tax assets. Actual results could differ from those estimates.

    SUPPLIES AND PROPERTY, PLANT AND EQUIPMENT

    Supplies are stated at the lower of cost or market, using the first-in, first-out method. Property, plant and equipment are stated at cost. Capitalized interest included in additions to property, plant and equipment was $2,377,000, $7,233,000, $5,177,000 and $1,216,000 for the twelve months ended December 31, 1994 and 1995, the period January 1, 1996 through November 14, 1996 and the period November 15, 1996 through December 31, 1996, respectively. Depreciation is provided using the straight-line group method over estimated useful lives as follows: buildings, 25 to 40 years; reception and distribution facilities, 3 to 15 years; and equipment and fixtures, 4 to 12 1/2 years. Gains and losses on retirements or sales of property, plant and equipment are charged to accumulated depreciation. See Note 7 for additional information.

    INTANGIBLE AND OTHER ASSETS

    Intangible assets consist primarily of franchise costs and goodwill recorded in various acquisitions. Prior to the Merger, such amounts were generally amortized over 10 to 40 years. Preliminary estimates of franchise costs and goodwill resulting from the Merger are being amortized over 25 years. Accumulated amortization for intangible and other assets aggregated $807,644,000 and $53,249,000 as of December 31, 1995 and 1996, respectively.

    COMPUTER SOFTWARE

    Certain costs incurred by the Company to develop or obtain computer software for internal use are capitalized and amortized over the estimated useful life of the software. The capitalized software balance, net of accumulated amortization of $600,000, was approximately $30,900,000 as of December 31, 1996.

    IMPAIRMENT OF LONG-LIVED ASSETS

    In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of an asset may not be recoverable. The effect of adopting SFAS No. 121 was not material to the consolidated financial statements.

    ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The allowance for doubtful accounts at December 31, 1995 and 1996 was $12,476,000 and $16,890,000, respectively.

    MARKETABLE EQUITY SECURITIES

    Effective January 1, 1994, the Company adopted SFAS No. 115. All marketable equity securities are classified as available-for-sale and, as such, these securities are carried at estimated market value, with any unrealized gains or losses, net of tax, reported as a separate component of stockholders' equity (deficiency). Realized gains and losses are included in results of operations.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INVESTMENTS

    Investments in 20-50% owned affiliates, and other investments where the Company owns less than 20% but has the ability to exert significant influence, are generally accounted for using the equity method. The excess of the cost of equity investments over the underlying value of the net assets of the investee is being amortized over a period of approximately 15 years (10 years prior to the Merger). Investments in less than 20% owned companies whose securities do not have a readily determinable market value are generally accounted for using the cost method.

    DERIVATIVE FINANCIAL INSTRUMENTS

    Prior to the Merger, the Predecessor Corporation used derivative financial instruments (primarily interest rate exchange agreements (Swaps) and interest rate cap agreements (Caps)) as a means of managing interest-rate risk associated with debt balances or anticipated debt transactions that had a high probability of being executed. These instruments were matched with either fixed-or variable-rate debt and periodic cash payments were accrued on a settlement basis as an adjustment to interest expense. Derivative financial instruments were not purchased for trading purposes. Any premiums associated with the instruments were amortized over their term and realized gains or losses as a result of the termination of the instruments were deferred and amortized over the shorter of the remaining term of the instrument or the underlying debt. Following the Merger, U S WEST either restructured the derivative financial instruments to make them instruments of U S WEST or closed the positions. These transactions had no effect on the accompanying Statement of Consolidated Cash Flows. There are no derivative financial instruments to which the Company is a party as of December 31, 1996 (See Note 8).

    INCOME TAXES

    Deferred tax liabilities and assets are recognized for the future tax consequences of temporary differences between the financial reporting and tax bases of existing assets and liabilities. In addition, future tax benefits, such as net operating losses and investment tax credit carryforwards, are recognized to the extent realization of such benefits is more likely than not (See Note
12).

    The Predecessor Corporation's policy was to reinvest earnings from its foreign investments. The Successor Corporation's policy is to repatriate these earnings, therefore deferred taxes are recorded for the future tax consequences of foreign investments.

    For federal income tax purposes, the Successor Corporation's operations are included in a consolidated tax return filed by U S WEST. The allocation of income tax consequences to the Successor Corporation is calculated under a tax allocation agreement with U S WEST which provides that benefits or liabilities relating to the Successor Corporation will be allocated to the extent the benefits are usable or additional liabilities are incurred in the U S WEST consolidated tax return. The Successor Corporation records an income tax receivable for such benefits or an income tax payable for such liabilities. At December 31, 1996, the Successor Corporation had an outstanding tax receivable from U S WEST of $23,474,000.

    For state income tax purposes inside the fourteen states in which U S WEST Communications operates, the Company's operations are included in combined tax returns filed by U S WEST. For years when the Successor Corporation has pretax income, the allocation of state income tax consequences to the Successor Corporation will be calculated under a tax allocation agreement with U S WEST which provides

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) that liabilities created by the Successor Corporation will be allocated to the extent additional liabilities are incurred in the U S WEST combined tax returns. For years when the Successor Corporation has pretax losses, any tax benefit resulting from the filing of combined state income tax returns inside the U S WEST Communications' fourteen state region are generally retained by U S WEST. State income taxes on a combined basis for states outside the U S WEST Communications' fourteen state region are allocated to the Successor Corporation based on its contribution to the total U S WEST presence in those states.

    Income tax benefit for the period November 15, 1996 through December 31, 1996, computed by the Successor Corporation on a stand-alone basis, is not materially different from the expense recorded in the consolidated financial statements.

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments has been determined using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market transaction. The use of different market assumptions and/or valuation methodologies may have a material effect on the estimated fair value amounts. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1995 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

    The following is a summary of the estimated fair value and carrying value of certain of the Company's financial instruments:

                                                 DECEMBER 31,
                                ----------------------------------------------
                                         1995                    1996
                                ----------------------  ----------------------
                                 CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                  VALUE     FAIR VALUE    VALUE     FAIR VALUE
                                ----------  ----------  ----------  ----------
                                                (IN THOUSANDS)
Cost Method Investments (See
  Note 6).....................  $   35,663  $   54,221  $  197,234  $  197,234
Total Debt, Swaps and Caps
  (See Note 8)................   5,285,159   5,418,137   2,845,981   2,809,000
Redeemable Common Stock (See
  Note 9).....................     256,135     353,704          --          --

    At December 31, 1995 and 1996, the carrying amounts for the Company's other financial instruments, including cash, accounts receivable and accounts payable, approximated fair value.

    LOSS PER COMMON SHARE

    Loss per common share is calculated by dividing the loss available to common stockholders by the weighted average number of common shares outstanding of 114,334,000, 124,882,000, 148,580,000 for the twelve months ended December 31,
1994 and 1995 and the period from January 1, 1996 through November 14, 1996, respectively (See Note 10).

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    FOREIGN CURRENCY TRANSLATION

    Assets and liabilities of international investments are translated at year-end exchange rates, and statement of operations items are translated at average exchange rates for the year. Resulting translation adjustments are recorded as a separate component of stockholders' equity (deficiency).

3. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

    The following represents non-cash investing and financing activities and cash paid for interest and income taxes. The effect of the Merger is not reflected below.

                                                    TWELVE MONTHS ENDED           PERIOD             PERIOD
                                                        DECEMBER 31,          JANUARY 1, 1996   NOVEMBER 15, 1996
                                                 --------------------------       THROUGH            THROUGH
                                                     1994          1995      NOVEMBER 14, 1996  DECEMBER 31, 1996
                                                 ------------  ------------  -----------------  -----------------
                                                                          (IN THOUSANDS)
Acquisitions:
    Fair Value of Assets Acquired..............  $    114,990  $  2,135,941    $     230,178      $          --
    Deferred Taxes and Minority Interest
      Assumed..................................            --      (257,946)              --                 --
    Net Liabilities Assumed....................            --       (49,354)         (90,209)                --
    Fair Value of Class A Common Stock
      Issued...................................            --      (584,762)              --                 --
                                                 ------------  ------------  -----------------  -----------------
    Cash Paid for Acquisitions.................  $    114,990  $  1,243,879    $     139,969      $          --
                                                 ------------  ------------  -----------------  -----------------
                                                 ------------  ------------  -----------------  -----------------
Accretion of Redeemable Common Stock...........  $     19,932  $     23,736    $      25,286      $          --
                                                 ------------  ------------  -----------------  -----------------
                                                 ------------  ------------  -----------------  -----------------
Accretion of Series A Convertible Preferred
  Stock........................................  $     36,800  $     39,802    $      37,606      $          --
                                                 ------------  ------------  -----------------  -----------------
                                                 ------------  ------------  -----------------  -----------------
Cash Paid for Interest.........................  $    299,115  $    369,436    $     441,307      $      21,812
                                                 ------------  ------------  -----------------  -----------------
                                                 ------------  ------------  -----------------  -----------------
Cash Paid for Income Taxes.....................  $      2,411  $      1,070    $       1,310      $          --
                                                 ------------  ------------  -----------------  -----------------
                                                 ------------  ------------  -----------------  -----------------

4. ACQUISITIONS

    All acquisitions discussed below have been accounted for as purchases. Results of operations of the companies and businesses acquired have been included in the accompanying consolidated financial statements from their respective dates of acquisition.

    During 1996, the Predecessor Corporation acquired the non-owned interests in, and assumed certain liabilities of, Meredith/New Heritage Strategic Partners, L.P. (M/NH) for approximately $219,200,000.
M/NH operates cable systems in the Minneapolis/St. Paul area. The Predecessor Corporation also purchased a small cable television system in California.

    In addition, the Predecessor Corporation exchanged its cable systems in and around St. Louis County, Missouri, for TCI Cable Partners of St. Louis L.P.'s systems serving certain Massachusetts communities. The systems of each party serve approximately 100,000 basic subscribers. In 1997, the Successor Corporation exchanged its cable systems serving certain Virginia and Rhode Island communities for cable systems of Cox Communications, Inc. serving certain Massachusetts communities. The systems of each party serve

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

4. ACQUISITIONS (CONTINUED)
approximately 48,000 basic subscribers. These transactions were treated as non-monetary exchanges and, as such, gains or losses on these exchanges were not recognized.

    During 1995, the Predecessor Corporation purchased cable television systems in the Chicago, Illinois area for approximately $168,500,000, cable television systems in Michigan for approximately $155,000,000 and cable television systems in California for approximately $17,000,000. The Predecessor Corporation also acquired the cable television systems of the Providence Journal Company (Providence Journal Cable), for total consideration of $405,000,000 in cash, the repayment of approximately $410,000,000 of existing indebtedness and the issuance of 30,142,394 shares of the Predecessor Corporation's Class A common stock at an ascribed value of $584,762,000. In addition, the Predecessor Corporation purchased, for $88,000,000 in cash, the non-owned interests in, and discharged certain liabilities of, N-Com Limited Partnership II (N-Com), which owns and operates cable television systems in Michigan.

    The summarized unaudited pro forma results of operations for the twelve months ended December 31, 1995, assuming the acquisitions that closed during 1995 had occurred as of January 1, 1995, are as follows. The pro forma effect of 1996 acquisitions is not significant, and accordingly, pro forma results of operations for 1996 are not presented.

(IN THOUSANDS, EXCEPT PER SHARE DATA)
----------------------------------------------------------------------------------------------------
Revenues............................................................................................  $  1,732,311
Depreciation and Amortization.......................................................................       440,109
Operating Income....................................................................................       263,768
Net Loss............................................................................................      (184,671)
Net Loss per Common Share...........................................................................  $      (1.27)

5. MARKETABLE EQUITY SECURITIES

    Information related to the Company's marketable equity securities is as follows:

                                                       DECEMBER 31,
                                                    ------------------
                                                      1995      1996
                                                    --------  --------
                                                      (IN THOUSANDS)
Cost..............................................  $ 37,837  $712,887
Gross Unrealized Holding Gains....................   113,541    13,395
Gross Unrealized Holding Losses...................        --   (10,915)
                                                    --------  --------
Estimated Fair Value..............................  $151,378  $715,367
                                                    --------  --------
                                                    --------  --------
Gross Realized Gain...............................  $ 23,032  $     --
                                                    --------  --------
                                                    --------  --------

    Cost at December 31, 1996 represents the estimated fair value of these securities on the Merger Date. In addition, in July 1996, TCG consummated an initial public offering (IPO) of shares of its common stock. In conjunction with the IPO, TCG implemented a plan of reorganization under which the Predecessor Corporation exchanged a $53,800,000 loan it had previously made to TCG and contributed its interests in TCG partnerships to TCG for additional shares of TCG common stock. As a result of the IPO, the Predecessor Corporation recorded an increase in investments, additional paid-in capital and deferred income taxes of $30,714,000, $18,735,000 and $11,979,000, respectively, representing its proportionate share of the increase in TCG's equity. Subsequent to the IPO, TCG also redeemed approximately

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

5. MARKETABLE EQUITY SECURITIES (CONTINUED)
7,976,000 shares of TCG common stock from the Predecessor Corporation for net cash proceeds of approximately $121,025,000 from which the Predecessor Corporation realized a pre-tax gain of approximately $68,889,000. As a result of the reorganization, the IPO and the redemption, the Company's economic interest in TCG was approximately 11% as of December 31, 1996, and, accordingly, the Company accounts for its remaining shares of TCG as marketable equity securities. As of December 31, 1995, the Predecessor Corporation accounted for its investment in TCG using the equity method (See Note 6).

6. INVESTMENTS

    The Company's investments consist of the following:

                                                       DECEMBER 31,
                                                    ------------------
                                                      1995      1996
                                                    --------  --------
                                                      (IN THOUSANDS)
Equity Method Investments:
    Total Cost Basis..............................  $502,689  $515,342
    Fair Market Value Adjustments.................        --  (169,665)
                                                    --------  --------
    Carrying Value................................  $502,689  $345,677
                                                    --------  --------
Cost Method Investments:
    Total Cost Basis..............................  $ 35,663  $ 41,734
    Fair Market Value Adjustments.................        --   155,500
                                                    --------  --------
    Carrying Value................................  $ 35,663  $197,234
                                                    --------  --------
        Carrying Value of Total Investments.......  $538,352  $542,911
                                                    --------  --------
                                                    --------  --------

    As a result of the Merger, all investments were recorded at their estimated fair market values as of November 15, 1996. The purchase price assigned to these ventures is preliminary. Excess amounts over the Company's proportionate share in the investee's net assets at November 15, 1996 are being amortized over 15 years.

    Cost method investments include investments in cable television companies and certain cable programming services in which the Company owns less than a 20% interest.

    The Company holds several domestic and international investments which are accounted for using the equity method. The Company has a 50% interest in Fintelco, S.A., which owns and operates cable television systems in Argentina. Commitments to contribute an additional $12,570,000 to Fintelco, S.A. have also been recorded. In addition, the Company has a 25% interest in Singapore Cablevision Pte Ltd (SCV), which owns and operates a cable television system in Singapore. The Company is committed to make future capital contributions to SCV of approximately $27,000,000 and has made a commitment to SCV to loan up to approximately $45,000,000 if third-party debt financing cannot be obtained by SCV.

    The Company also has a 46.5% interest in Optus Vision Pty Ltd ("Optus Vision"), a joint venture which is providing cable television services to customers in Australia's major markets. The Company has no commitment to advance additional funds to Optus Vision. U S WEST is pursuing the possible sale or restructuring of the Company's interest in Optus Vision. In conjunction with U S WEST's preliminary

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

6. INVESTMENTS (CONTINUED)
allocation of the purchase price related to the Merger, no amount has currently been allocated by U S WEST to the Company's investment in Optus Vision. The results of any sale or restructuring will be considered in the final determination of fair value.

    Other investments accounted for using the equity method include a 10.4% interest in PrimeStar Partners L.P. (PrimeStar) (a direct broadcast satellite service). A wholly owned subsidiary of the Company has issued two standby letters of credit totaling approximately $98,125,000 on behalf of PrimeStar to guarantee a portion of a financing incurred by PrimeStar to construct a satellite system and a lease for additional satellite capacity. The standby letters of credit are guaranteed by U S WEST. As a result of these commitments and other qualitative factors, the Company accounts for its investment in PrimeStar using the equity method. The Company also has various investments in other companies which are not individually material to the Company. Based on its ownership interest, the Company also accounts for these investments using the equity method.

    The major components of all equity method investees' combined financial position and results of operations are as follows (reflects the Company's proportionate share for the period which the investments are owned):

                                                       DECEMBER 31,
                                                    ------------------
                                                      1995      1996
                                                    --------  --------
                                                      (IN THOUSANDS)
Property, Plant and Equipment.....................  $387,000  $681,000
Total Assets......................................   748,000   919,000
Total Liabilities.................................   464,000   537,000
Equity............................................   284,000   382,000

                                                                                 PERIOD             PERIOD
                                                        TWELVE MONTHS        JANUARY 1, 1996   NOVEMBER 15, 1996
                                                      ENDED DECEMBER 31,         THROUGH            THROUGH
                                                       1994        1995     NOVEMBER 14, 1996  DECEMBER 31, 1996
                                                    ----------  ----------  -----------------  -----------------
                                                                           (IN THOUSANDS)
Revenues..........................................  $  146,000  $  235,000    $     188,000       $    32,000
Depreciation and Amortization.....................      27,000      38,000           34,000            12,000
Operating Loss....................................      (4,000)    (39,000)        (126,000)          (28,000)
Net Loss..........................................     (28,000)    (61,000)        (134,000)          (20,000)

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

7. PROPERTY, PLANT AND EQUIPMENT

    The components of property, plant and equipment are as follows:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1995          1996
                                                                              ------------  ------------

                                                                                    (IN THOUSANDS)
Land and Buildings..........................................................  $     84,254  $     72,056
Reception and Distribution Facilities.......................................     2,897,745     2,369,020
Equipment and Fixtures......................................................       377,657       200,345
                                                                              ------------  ------------
    Total...................................................................     3,359,656     2,641,421
Less--Accumulated Depreciation..............................................     1,252,183        59,406
                                                                              ------------  ------------
    Property, Plant and Equipment--net......................................  $  2,107,473  $  2,582,015
                                                                              ------------  ------------
                                                                              ------------  ------------

    As a result of the Merger, the property, plant and equipment balances as of the Merger Date reflect certain preliminary adjustments and allocations. Accordingly, the balances as of December 31, 1996 are not comparable to December 31, 1995. In addition, the property, plant and equipment balances may change when the appraisal and evaluation activity, currently in process, is completed.

8. DEBT

    Total debt outstanding is as follows:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1995          1996
                                                                              ------------  ------------

                                                                                    (IN THOUSANDS)
1994 Credit Facility........................................................  $  1,586,200  $         --
1995 Credit Facility........................................................     1,039,000            --
Insurance Company Notes.....................................................       125,750        98,500
Senior Notes and Debentures.................................................     2,000,000     2,000,000
Subordinated Debt...........................................................       500,000       400,000
Other.......................................................................        34,209        29,069
                                                                              ------------  ------------
    Sub-total...............................................................     5,285,159     2,527,569
Debt Premium................................................................            --       318,412
                                                                              ------------  ------------
    Total...................................................................  $  5,285,159  $  2,845,981
                                                                              ------------  ------------
                                                                              ------------  ------------

    As of the Merger Date, U S WEST repaid all amounts outstanding under the 1994, 1995 and 1996 credit facilities together with accrued interest thereon totaling approximately $3,657,000,000. The facilities were canceled following this repayment. This repayment was excluded from the accompanying Statement of Consolidated Cash Flows.

    The 1994 Credit Facility and the 1995 Credit Facility were unsecured revolving credit facilities which bore interest at rates between the agent bank's prime rate (8 1/2% as of December 31, 1995) and prime plus 1/2% depending on certain financial tests. At the Predecessor Corporation's option, most borrowings under these credit facilities bore interest at spreads over LIBOR.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

8. DEBT (CONTINUED)
    In July 1996, the Predecessor Corporation arranged a short-term unsecured revolving credit facility (the 1996 Credit Facility). Maximum availability under the 1996 Credit Facility was $1,000,000,000. The terms and conditions of the 1996 Credit Facility were similar to those of the 1994 Credit Facility.

    The Insurance Company Notes are unsecured, bear interest at 10.12%, require increasing semi-annual repayments through July 1, 1999 and rank PARI PASSU in right of payment with the Senior Notes and Debentures. As a result of the Merger, U S WEST guaranteed repayment of amounts outstanding under these notes.

    The Company's unsecured Senior Notes and Debentures rank PARI PASSU in right of payment with the Insurance Company Notes and are non-redeemable prior to maturity, except for the 9 1/2% Senior Debentures. The 9 1/2% Senior Debentures are redeemable at the Company's option at par plus declining premiums beginning in 2005. No sinking fund is required for any of the Senior Notes and Debentures. The Senior Notes and Debentures limit the Company with respect to, among other things, payment of dividends, the creation of liens and additional indebtedness, property dispositions, investments and leases, and require a minimum ratio of cash flow to debt.

    The Senior Notes and Debentures consist of the following:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                            1995          1996
                                                                                        ------------  ------------

                                                                                              (IN THOUSANDS)
8 1/2% Senior Notes, Due September 15, 2001...........................................  $    200,000  $    200,000
8 5/8% Senior Notes, Due August 15, 2003..............................................       100,000       100,000
8 7/8% Senior Debentures, Due September 15, 2005......................................       275,000       275,000
8 3/10% Senior Notes, Due May 15, 2006................................................       600,000       600,000
9% Senior Debentures, Due September 1, 2008...........................................       300,000       300,000
9 1/2% Senior Debentures, Due August 1, 2013..........................................       525,000       525,000
                                                                                        ------------  ------------
    Total.............................................................................  $  2,000,000  $  2,000,000
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    The Subordinated Debt is redeemable at the Company's option at par plus declining premiums at various dates, and is subordinated to the Insurance Company Notes and Senior Notes and Debentures. Subordinated Debt consists of the following:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1995        1996
                                                                                            ----------  ----------

                                                                                                (IN THOUSANDS)
10 5/8% Senior Subordinated Notes, Due June 15, 2002......................................  $  100,000  $  100,000
Senior Subordinated Floating Rate Debentures, Due November 1, 2004........................     100,000          --
11% Senior Subordinated Debentures, Due June 1, 2007......................................     300,000     300,000
                                                                                            ----------  ----------
    Total.................................................................................  $  500,000  $  400,000
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    In February 1996, the Predecessor Corporation redeemed the Senior Subordinated Floating Rate Debentures for a price equal to the principal amount plus accrued interest thereon. The Senior Subordinated Floating Rate Debentures bore interest at LIBOR plus 3%.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

8. DEBT (CONTINUED)
    Debt premium results from adjusting the Company's outstanding debt to fair market value as of the Merger Date. This premium is being amortized to interest expense over the life of the related debt using the interest method.

    In November 1994, the Predecessor Corporation redeemed $325,000,000 of
12 7/8% Senior Subordinated Debentures for a price equal to 106.438% of their principal amounts plus accrued interest thereon. As a result of the redemption and the write-off of $7,176,000 of unamortized deferred financing costs, the Predecessor Corporation recorded an extraordinary loss of $28,100,000, less an income tax benefit of $9,835,000.

    Derivative financial instruments were used by the Predecessor Corporation to manage interest rates. These derivative instruments included fixed to floating rate swaps, floating to fixed rate swaps and interest rate cap agreements. Following the Merger, U S WEST either restructured the derivative financial instruments to make them instruments of U S WEST or closed the positions. These transactions were excluded from the accompanying Statement of Consolidated Cash Flows. There are no derivative financial instruments to which the Company is a party as of December 31, 1996.

    The components of the fair value of total debt, swaps and caps, based on recent trades and dealer quotes, are estimated as follows:

                                                                                     DECEMBER 31,
                                                                              --------------------------
                                                                                  1995          1996
                                                                              ------------  ------------

                                                                                    (IN THOUSANDS)
Carrying Value of Debt......................................................  $  5,285,159  $  2,845,981
Unrealized (Gain) Loss on Debt..............................................        85,195       (36,981)
Unrealized Loss on Floating to Fixed Rate Swaps.............................        41,495            --
Unrealized Loss on Fixed to Floating Rate Swaps.............................         6,177            --
Unrealized (Gain) Loss on Interest Rate Cap Agreements......................           111            --
                                                                              ------------  ------------
    Total...................................................................  $  5,418,137  $  2,809,000
                                                                              ------------  ------------
                                                                              ------------  ------------

    Annual maturities of debt for the five years subsequent to December 31, 1996 are as follows:

                                                                                          (IN THOUSANDS)
                                                                                          --------------
1997....................................................................................   $     38,393
1998....................................................................................         36,276
1999....................................................................................         39,633
2000....................................................................................         13,267
2001....................................................................................        200,000
Thereafter..............................................................................      2,200,000
                                                                                          --------------
    Total...............................................................................   $  2,527,569
                                                                                          --------------
                                                                                          --------------

9. REDEEMABLE COMMON STOCK

    Prior to the Merger, pursuant to a Stock Liquidation Agreement with certain stockholders, the Predecessor Corporation committed to repurchase certain shares of its common stock (Redeemable

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

9. REDEEMABLE COMMON STOCK (CONTINUED)
Common Stock) in December 1998 or January 1999 at a defined purchase price. As a result of the Merger, there were no shares of Redeemable Common Stock outstanding as of December 31, 1996.

    Through the Merger Date, the initial estimated repurchase cost for the Redeemable Common Stock was adjusted by periodic accretions based on the interest method of the difference between the initial estimate and the subsequent estimates of the purchase price.

10. STOCKHOLDERS' EQUITY (DEFICIENCY)

    At December 31, 1996, the Successor Corporation had 100 shares of common stock issued and outstanding. Such common stock, having a par value of $.01 per share, was issued during 1996. All 100 shares are owned by U S WEST.

    Additional paid-in capital as of December 31, 1996 consisted of capital contributions from U S WEST totaling $8,666,000,000. Contributions of approximately $3,632,000,000 were used to repay outstanding indebtedness of the Successor Corporation under the 1994, 1995 and 1996 credit facilities (See Note
8).

    As of December 31, 1995, the Predecessor Corporation had 1,142,858 shares of Series A Convertible Preferred Stock (Convertible Preferred) authorized and outstanding. As a result of the Merger, the Convertible Preferred shares were purchased by U S WEST and accordingly, there were no Convertible Preferred shares outstanding as of December 31, 1996. The Convertible Preferred had a liquidation preference equal to the greater of its accreted value or the amount which would be distributed to common stockholders, assuming conversion of the Convertible Preferred shares. The accreted value assumed a yield of 8% per annum, compounded semi-annually in arrears.

11. RESTRICTED STOCK PURCHASE PROGRAM

    Prior to the Merger, the Predecessor Corporation maintained a Restricted Stock Purchase Program (the RSPP) under which certain employees of the Predecessor Corporation, selected by the Board of Directors, were permitted to buy shares of the Predecessor Corporation's common stock at the par value of one cent per share. The shares remained wholly or partly subject to forfeiture for up to seven years, during which time a pro rata portion of the shares became vested over time. Upon termination of employment, an employee was required to resell, for the price paid by the employee, the employee's shares which were not vested. Prior to the Merger, the difference between the purchase price of the Predecessor Corporation's common stock and the fair market value at the date of issuance (as determined by the Board of Directors) was recorded as additional paid-in capital and unearned compensation. Compensation expense was recorded as the shares vested. Shares of common stock issued under the program for the twelve months ended December 31, 1994 and 1995 and the period January 1, 1996 through November 14, 1996 were none, 2,382,925 and 603,775, respectively. At December 31, 1995, 2,496,025 shares were not yet vested.

    In connection with the RSPP, a wholly owned subsidiary of the Predecessor Corporation had loaned approximately $27,746,000, at December 31, 1995, to the participating employees to fund their individual tax liabilities. These loans were due through 2001, bore interest at a range from 5% to 8% and were included in other assets in the accompanying Consolidated Balance Sheet.

    As a result of changes made in connection with the Merger to the repayment provisions of the loans and the vesting requirements of the shares issued under the RSPP, the loan balances were effectively forgiven and the remaining RSPP vesting periods were accelerated such that future services were

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

11. RESTRICTED STOCK PURCHASE PROGRAM (CONTINUED) insignificant. As a result, the carrying amount of the loans and the remaining unearned compensation related to the RSPP were recorded as expense during 1996 by the Predecessor Corporation. Such amounts aggregated approximately $73,600,000 and are included as a component of the RSPP expense in the accompanying Statements of Consolidated Operations.

12. INCOME TAXES

    The benefit for income taxes is comprised of:

                                                               TWELVE MONTHS            PERIOD             PERIOD
                                                             ENDED DECEMBER 31,     JANUARY 1, 1996   NOVEMBER 15, 1996
                                                           ----------------------       THROUGH            THROUGH
                                                              1994        1995     NOVEMBER 14, 1996  DECEMBER 31, 1996
                                                           ----------  ----------  -----------------  -----------------
(IN THOUSANDS)
Current:
  Federal................................................  $     (196) $     (238)    $        --        $   (23,474)
  State..................................................       2,049       1,112           1,676                 --
Deferred:
  Federal................................................     (35,549)    (42,416)        (66,198)            10,523
  State..................................................      (6,723)     (6,367)        (15,407)            (2,300)
                                                           ----------  ----------        --------           --------
    Total................................................  $  (40,419) $  (47,909)    $   (79,929)       $   (15,251)
                                                           ----------  ----------        --------           --------
                                                           ----------  ----------        --------           --------
Extraordinary Item--Deferred.............................  $   (9,835) $       --     $        --        $        --
                                                           ----------  ----------        --------           --------
                                                           ----------  ----------        --------           --------

    Differences between the effective income tax rate and the federal statutory rate are summarized as follows:

                                                                                              PERIOD            PERIOD
                                                                                            JANUARY 1,       NOVEMBER 15,
                                                              YEAR ENDED    YEAR ENDED         1996              1996
                                                               DECEMBER      DECEMBER         THROUGH           THROUGH
                                                                  31,           31,        NOVEMBER 14,      DECEMBER 31,
                                                                 1994          1995            1996              1996
                                                              -----------   -----------   ---------------   ---------------
Federal Statutory Rate......................................  (35.0)%       (35.0)%         (35.0)%           (35.0)%
Non-Deductible Equity in Net Losses of Foreign Affiliates...     --           6.5            11.3                --
Goodwill Amortization.......................................     --            --              --              10.0
State Income Tax, Net of Federal Income Tax Benefit.........   (2.2)         (2.4)           (2.4)             (2.7)
Merger-Related Costs........................................     --            --             2.4                --
Other.......................................................     .5            .9             2.1               0.5
                                                              -----         -----           -----             -----
    Total...................................................  (36.7)%       (30.0)%         (21.6)%           (27.2)%
                                                              -----         -----           -----             -----
                                                              -----         -----           -----             -----

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

12. INCOME TAXES (CONTINUED)
    The tax effects of temporary differences and carryforwards that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                                                                                               DECEMBER 31,
                                                                                        --------------------------
                                                                                           1995          1996
                                                                                        -----------  -------------

                                                                                              (IN THOUSANDS)
Deferred Tax Liabilities:
  Property, Plant and Equipment and Intangibles.......................................  $  (801,068) $  (3,077,280)
  Marketable Equity Securities........................................................      (45,717)      (225,512)
  Investments.........................................................................           --       (109,963)
  Other...............................................................................      (15,790)       (27,827)
Deferred Tax Assets:
  Net Operating Loss Carryforwards....................................................      570,739        572,657
  Tax Credit Carryforwards............................................................       57,492         57,024
  Debt................................................................................           --        118,975
  Equity..............................................................................           --         19,164
  Investments.........................................................................       14,306             --
  Accrued and Other Liabilities.......................................................           --         14,340
  Other...............................................................................       54,423         78,612
  Valuation Allowances................................................................     (141,426)      (443,359)
                                                                                        -----------  -------------
Net Deferred Tax Liability............................................................  $  (307,041) $  (3,023,169)
                                                                                        -----------  -------------
                                                                                        -----------  -------------

    The Company and its subsidiaries have net operating loss carryforwards of approximately $1,164,000 for federal income tax purposes, expiring through 2011, and investment tax credit carryforwards of approximately $50,000,000 expiring through 2005.

    Valuation allowances have been established for uncertainties in realizing transitional investment tax credit carryforwards, the tax benefit of certain limited use federal net operating losses and certain state net operating losses. As a result of the Merger, certain limitations restrict the ability of the Successor Corporation to utilize the net operating losses of the Predecessor Corporation. Accordingly, an increase of $340,000,000 in the valuation allowance was recorded as of the Merger Date. If in future periods the realization of tax credit and net operating loss carryforwards acquired as a result of business combinations (including the Merger) becomes more likely than not, the valuation allowance will be allocated to reduce goodwill and other intangible assets. The net change of the valuation allowance during 1995 and during the period January 1, 1996 through November 14, 1996 was a decrease of $11,600,000 and $36,530,000, respectively. The decreases were due primarily to the expiration of state net operating loss carryforwards and investment tax credit carryforwards.

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

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

13. RETIREMENT AND MATCHED SAVINGS PLANS (CONTINUED)
    As a result of the Merger, U S WEST assumed the Company's obligations under this plan, and the plan, together with related assets, has been merged into a U S WEST sponsored retirement plan. At November 14, 1996 plan assets were approximately $23,500,000, and the accrued pension liability was approximately $9,300,000. Effective January 1, 1997, benefits changed to a defined lump sum formula that expresses benefits as a lump sum payable at retirement or termination of employment.

    The Company also has a Supplemental Executive Retirement Plan ("SERP") which provides additional retirement benefits for any employee of Continental whose accrued benefits under the Continental Retirement Plan are limited by the Internal Revenue Code's (the "Code") limit on compensation which may be taken into account under that plan or by the Code's Section 415 limit on the size of retirement benefits which may be funded under that plan. The SERP is an unfunded, non tax-qualified plan. As a result of the Merger, U S WEST assumed the Company's obligations under this plan. The Company had accrued approximately $1,300,000 as of November 14, 1996 for the SERP.

    Amounts charged to operations for the retirement plan and the SERP for the twelve months ended December 31, 1994 and 1995, the period January 1, 1996 through November 14, 1996 and the period November 15, 1996 through December 31, 1996 were $3,413,000, $3,728,000, $4,766,000 and $692,000, respectively.

    The Company also sponsors a defined contribution Matched Savings Plan covering substantially all of its employees. The Company's contribution for this plan is based on a percentage of each participant's salary. Total costs for the twelve months ended December 31, 1994 and 1995, the period January 1, 1996 through November 14, 1996 and the period November 15, 1996 through December 31, 1996 were approximately $2,652,000, $2,907,000, $4,454,000 and $639,000,
respectively.

14. COMMITMENTS AND CONTINGENCIES

    The Company and its subsidiaries have entered into various operating lease agreements, with total commitments of $57,305,000 as of December 31, 1996. Commitments under such agreements for the years 1997-2001 approximate $11,937,000, $9,828,000, $8,463,000, $6,005,000 and $4,665,000, respectively.
The Company and its subsidiaries also rent pole space from various companies under agreements which are generally terminable on short notice. Lease and rental costs charged to operations for the twelve months ended December 31, 1994 and 1995, the period January 1 through November 14, 1996 and the period November 15 through December 31, 1996 were $20,113,000, $21,696,000, $23,353,000 and
$3,336,000, respectively.

    The Company is subject to legal proceedings and claims which arise in the ordinary course of business. In the opinion of management, the ultimate resolution of such legal proceedings and claims will not have a material effect on the consolidated financial position and results of operations of the Company.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

15. LEGISLATION AND REGULATION

    Pursuant to the Cable Television Consumer Protection and Competition Act of 1992, the FCC, in April 1993, promulgated rate regulations that establish maximum allowable rates for cable television services, except for services offered on a per-channel or per-program basis. The FCC's regulations require rates for equipment and installations to be cost-based, and require reasonable rates for regulated cable television services to be established based on, at the election of the cable television operator, either application of the FCC's benchmark formula or a cost-of-service showing pursuant to standards adopted by the FCC. In addition, the FCC regulations limit future rate increases for regulated services.

    On August 3, 1995, a Social Contract between the Company and the FCC (the Social Contract) was adopted. The Social Contract is a six-year agreement covering all of the Company's existing franchises, including those that were unregulated, and settled the Company's pending cost-of-service rate cases and benchmark cable programming service tier (CPS) rate cases. Benchmark Basic Service Tier (BST) cases will be resolved by the Company and local franchising authorities. The Social Contract was amended on August 21, 1996 to include systems recently acquired by the Company. As part of the resolution of these cases, the Company agreed to, among other things, (i) invest at least $1,700,000,000 in domestic system rebuilds and upgrades through the year 2000 to expand channel capacity and improve system reliability and picture quality, of which approximately $870,000,000 remains at December 31, 1996, (ii) create low cost BST rates in most systems with a revenue neutral increase in CPS rates; and
(iii) make in-kind and cash refunds to affected subscribers with a value of approximately $9,500,000 and $1,600,000 at December 31, 1995 and 1996,
respectively. These refunds were made by December 31, 1996. In 1995, the Company adjusted the revenue reserve recorded in 1994 to reflect the impact of the Social Contract. The resolution of pending rate cases was without any finding by the FCC of any wrongdoing by the Company.

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

    In February 1996, the Telecommunications Act of 1996 was enacted, which deregulates CPS rates after March 31, 1999.

16. SUBSEQUENT EVENTS

    A total of approximately 4,100,000 shares of the Company's investment in TCG were sold in January and February 1997, yielding proceeds of approximately $120,000,000. The approximate 13,800,000 shares of TCG remaining are expected to be sold by December 31, 1998.

    The Successor Corporation has entered into an agreement with Booth American Company ("Booth") to purchase certain of Booth's cable television systems serving approximately 40,000 subscribers in Michigan. This transaction is expected to be completed during 1997.

17. RELATED PARTIES

    Following the Merger, U S WEST advances monies to the Successor Corporation to fund general corporate purposes. As of December 31, 1996, amounts owed to U S WEST resulting from such advances were $86,174,000. The advances from U S WEST bear interest at 7.5%. The Successor Corporation recorded interest expense of $453,000 related to these advances for the period November 15, 1996 through December 31, 1996.

                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES

17. RELATED PARTIES (CONTINUED)
    The Company has programming agreements with certain affiliates of Time Warner Entertainment Company L.P., in which U S WEST has a 25% interest. The Successor Corporation charged approximately $12,300,000 to expense for the period November 15, 1996 through December 31, 1996 related to these programming services.

    The Predecessor Corporation paid aggregate fees and underwriting discounts to Lazard Freres & Company (Lazard) of approximately $9,000,000 and $20,000,000 during the twelve months ended December 31, 1995 and the period January 1, 1996 through November 14, 1996, respectively, in connection with certain investment banking services. Two directors of the Predecessor Corporation are general partners of Lazard and managing directors of Corporate Partners, L.P., which, in 1995, purchased 728,953 shares of the Convertible Preferred on the same terms as all other purchasers of the Convertible Preferred.

18. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

    Quarterly results of operations for 1995 and 1996 are summarized below (in thousands, except per share amounts):

                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
1995
Revenues.........................................................  $  318,576  $  331,472  $  342,445  $  449,899
Depreciation and Amortization....................................      74,422      73,990      82,156     110,603
Restricted Stock Purchase Program................................       2,850       3,055       3,042       3,058
Operating Income.................................................      59,192      61,361      61,400      70,022
Net Loss.........................................................      (6,902)    (26,165)    (25,065)    (53,895)
Loss Applicable to Common Stockholders...........................  $  (16,505) $  (35,909) $  (35,273) $  (64,142)
Net Loss Per Common Share........................................  $    (0.14) $    (0.30) $    (0.30) $    (0.44)

                                                                                                     PERIOD
                                                                                                 OCTOBER 1, 1996
                                                              FIRST       SECOND      THIRD          THROUGH
                                                             QUARTER     QUARTER     QUARTER    NOVEMBER 14, 1996
                                                            ----------  ----------  ----------  -----------------
1996
Revenues..................................................  $  466,384  $  476,546  $  471,047     $   253,041
Depreciation and Amortization.............................     113,029     118,667     120,583          69,355
Restricted Stock Purchase Program.........................       3,994       4,660       3,993          77,595
Operating Income (Loss)...................................      72,350      73,870      68,412         (51,020)
Net Loss..................................................     (51,671)    (58,515)    (49,207)       (130,730)
Loss Applicable to Common Stockholders....................  $  (62,173) $  (69,054) $  (60,250)    $  (136,252)
Net Loss Per Common Share.................................  $    (0.42) $    (0.46) $    (0.41)    $     (0.92)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Intentionally Omitted.

ITEM 11. EXECUTIVE COMPENSATION.

    Intentionally Omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Intentionally Omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Intentionally Omitted.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

The following consolidated financial statements of the Company and the Independent Auditors' Report relating thereto are filed under Item 8 in Part II of this report:

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 1995 and December 31,
        1996

        Statements of Consolidated Operations for the Twelve Months Ended December 31, 1994 and 1995, the period January 1, 1996 through November 14, 1996 and the period November 15, 1996 through December 31, 1996

        Statements of Consolidated Stockholders' Equity (Deficiency) for the Twelve Months Ended December 31, 1994 and 1995 and the period January 1, 1996 through November 14, 1996

        Statement of Consolidated Stockholder's Equity (Deficiency) for the period November 15, 1996 through December 31, 1996

        Statements of Consolidated Cash Flows for the Twelve Months Ended December 31, 1994 and 1995, the period January 1, 1996 through November 14, 1996 and the period November 15, 1996 through December 31, 1996

        Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

The following financial statement schedules of the Company and the Independent Auditors' Report relating thereto are filed as part of this report:

        Schedule II--Valuation and Qualifying Accounts and Reserves

        Financial Statement Schedules not included are omitted due to the lack of conditions under which they are required.

(a)(3) Exhibits filed as part of this report: As listed in the Exhibit Index beginning on page 41 hereof.

(b) Reports on Form 8-K. None.

                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAD DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                CONTINENTAL CABLEVISION, INC.

                                BY:  /S/ AMOS B. HOSTETTER, JR.
                                     -----------------------------------------
                                     Amos B. Hostetter, Jr.
                                     Chief Executive Officer

Dated: March 28, 1997

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------

  /s/ AMOS B. HOSTETTER, JR.    Chief Executive Officer
------------------------------                                 March 28, 1997
    Amos B. Hostetter, Jr.

                                Executive Vice President
    /s/ DOUGLAS D. HOLMES         for Finance and Strategy
------------------------------    (principal financial         March 28, 1997
      Douglas D. Holmes           officer)

    /s/ CHARLES M. LILLIS       Director
------------------------------                                 March 28, 1997
      Charles M. Lillis

                               INDEX TO EXHIBITS

    Listed below are the exhibits which are filed as part of this report (according to the number assigned to them in Item 601 of Regulation S-K). Each exhibit marked(1) is incorporated by reference to the Company's Registration Statement No. 33-46510 (as amended), declared effective by the Securities and Exchange Commission (the "Commission") on June 15, 1992, each exhibit marked by(2) is incorporated by reference to the Company's Registration Statement No. 33-59806, declared effective by the Commission on May 27, 1993, each exhibit marked by(3) is incorporated by reference to the Company's Registration Statement No. 33-65798, declared effective by the Commission on August 6, 1993, each exhibit marked by(4) is incorporated by reference to the Company's Registration Statement No. 33-57471, declared effective by the Commission on August 31, 1995, each exhibit marked by(5) is incorporated by reference to the Company's Registration Statement No. 33-63529 filed with the Commission on October 19, 1995 and each exhibit marked by(6) is incorporated by reference to the Company's Form 10-K filed with the Commission on March 27, 1996. Exhibit numbers in parentheses refer to the exhibit numbers in Registration Statements. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

EXHIBIT NO.                                                                                            PAGE NO.
-----------                                                                                            ---------

        3.1  Certificate of Incorporation of Continental Merger Corporation...Filed herewith as
             Exhibit 3.1.

        3.2  By-Laws of the Company...Filed herewith as Exhibit 3.2.

        3.3  Certificate of Merger merging Continental Cablevision, Inc. into Continental Merger
             Corporation...Filed herewith as Exhibit 3.3

        4.1  Indenture dated as of June 22, 1992 between the Company and Morgan Guaranty Trust
             Company of New York as Trustee, pertaining to the Company's 10 5/8 Senior Subordinated
             Notes due 2002(1)(4.1)

        4.2  Indenture, dated as of June 22, 1992 between the Company and Morgan Guaranty Trust
             Company of New York as Trustee, pertaining to the Company's 11% Senior Subordinated
             Debentures due 2007.(1)(4.2)

        4.3  Amended and Restated Note Agreement dated as of October 17, 1994 by and among the
             Company and certain of its direct and indirect Subsidiaries as Guarantors and The
             Prudential Insurance Company of America.(4)(4.5)

        4.4  Indenture dated as of June 1, 1993 between the Company and The First National Bank of
             Chicago, as Trustee, pertaining to the Company's 8 5/8 Senior Notes due 2003.(2)(4.10)

        4.5  Indenture dated as of June 1, 1993 between the Company and The First National Bank of
             Chicago, as Trustee, pertaining to the Company's 9% Senior Debentures due 2008.(2)(4.11)

        4.6  Indenture dated as of August 1, 1993 between the Company and the Bank of New York, as
             Trustee, pertaining to the Company's 8 7/8 Senior Debentures due 2005.(3)(4.11)

        4.7  Indenture dated as of August 1, 1993 between the Company and the Bank of New York, as
             Trustee, pertaining to the Company's 9 1/2% Senior Debentures due 2013.(3)(4.12)

        4.8  Indenture dated as of August 1, 1993 between the Company and the Bank of New York, as
             Trustee, pertaining to the Company's 8 1/2 Senior Notes due 2001.(3)(4.13)

        4.9  Indenture dated December 13, 1995 between the Company and the Bank of Montreal, as
             Trustee, pertaining to the Company's 8 3/10% Senior Notes due 2006.(6)(4.9)

       10.1  Agreement and Plan of Merger between US WEST, Inc. and Continental Cablevision, Inc.
             dated as of February 27, 1996.(6)(2.2)

       10.2  Optus Vision Joint Venture-Optus Vision Shareholders Agreement dated May 19, 1995 by and among Continental Cablevision of Australia, Inc., Optus Communications Pty Limited, Pay
             TV Holdings Pty Limited, Tallglen Pty Limited, Optus Vision Pty Limited, Optus Networks
             Pty Limited and Optus Administration Pty Limited.(4)(10.12)

       10.3  Management Incentive Plan.#(4)(10.13)

       10.4  Supplemental Executive Retirement Plan.#(4)(10.15)

       10.5  Form of Restricted Stock Purchase Agreements for 1995.#(4)(10.17)

       10.6  First Amendment to the Purchase Agreement dated March 24, 1995 by and among Columbia
             Associates, L.P., Columbia Cable of Michigan, Inc., and Continental Cablevision of
             Manchester, Inc.(4)(10.19)

      10.6A  Second Amendment to the Purchase Agreement dated September 30, 1995, by and among
             Columbia Associates, L.P., Columbia Cable of Michigan, Inc. and Continental Cablevision
             of Manchester.(5)(10.19A)

       10.7  Asset Exchange Agreement dated December 20, 1995 by and between Continental Cablevision of St. Louis County, Inc. and TCI Cable Partners of St. Louis, L.P.(6)(10.25)

       10.8  Forms of Amendment to Restricted Stock Purchase Agreements and related
             agreements.#...Filed herewith as Exhibit 10.8.

       10.9  Purchase Agreement dated as of March 15, 1996 among Meredith/New Heritage Partnership and New Heritage Associates and the Company.(6)(10.27)

       11.1  Schedule of computation of earnings per share....Filed herewith as Exhibit 11.1.

       27.1  Financial Data Schedule for the period January 1, 1996 through November 14,
             1996....Filed herewith as Exhibit 27.1.

       27.2  Financial Data Schedule for the period November 15, 1996 through December 31,
             1996....Filed herewith as Exhibit 27.2.

                                  SCHEDULE II
                 CONTINENTAL CABLEVISION, INC. AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                            ADDITIONS
                                                              BALANCE AT   CHARGED TO                                  BALANCE
                                                               BEGINNING    COST AND                                   AT END
DESCRIPTIONS                                                   OF PERIOD    EXPENSES    DEDUCTIONS (A)   OTHER (B)    OF PERIOD
------------------------------------------------------------  -----------  -----------  --------------  -----------  -----------

ALLOWANCE FOR DOUBTFUL ACCOUNTS

Twelve Months Ended December 31, 1994.......................   $   9,435    $  12,791     $  (12,798)    $     343    $   9,771

Twelve Months Ended December 31, 1995.......................       9,771       14,244        (13,017)        1,478       12,476

Period January 1, 1996 through November 14, 1996............      12,476       17,987        (14,210)          195       16,448

Period November 15, 1996 through December 31, 1996..........   $  16,448    $   3,080     $   (2,638)    $      --    $  16,890

--------------------------

(A) Amounts written off, net of recoveries.

(B) Other represents acquisitions in 1994, 1995 and 1996.

                See Notes to Consolidated Financial Statements.